Form 10-K
period 1993-12-31
SEARS ROEBUCK ACCEPTANCE CORP
filed 1994-03-30
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             ---------------
                                FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1993

                                   OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

                        Commission file number 1-4040

                        SEARS ROEBUCK ACCEPTANCE CORP.
         (Exact name of registrant as specified in its charter)

     Delaware                                        51-0080535
(State of Incorporation)              (I.R.S. Employer Identification No.)

3711 Kennett Pike, Greenville, Delaware                   19807
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  302/888-3114

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X  .   No      .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 28, 1994, the Registrant had 350,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                                      Part of Form 10-K
None
                                 PART I

Item 1.    Business.


           Sears Roebuck Acceptance Corp. ("SRAC") is a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"). SRAC raises funds through short-term borrowing programs, primarily the direct placement of commercial paper with corporate and institutional investors, and uses borrowing proceeds to acquire short-term notes of Sears and purchase outstanding customer receivable balances from Sears. Sears uses the funds obtained from SRAC for general funding purposes.

           SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears. The interest rate on Sears notes is calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25 times. The yield on the investment in Sears notes is related to SRAC's borrowing costs and, as a result, SRAC's earnings fluctuate in response to movements in interest rates and changes in Sears short-term borrowing requirements.

           In late 1992, Sears announced a strategic repositioning with three main goals: to release shareholder value by allowing the financial markets to directly value the various components of the company, to strengthen the balance sheet by reducing debt, and to focus on the core retail and insurance operations.

           During 1993, Sears successfully executed the repositioning which included Dean Witter, Discover & Co.'s ("Dean Witter") sale of approximately 20 percent of its stock (completed in March) and the spin-off of Sears 80 percent interest in Dean Witter through a special tax-free dividend to Sears shareholders (June); The Allstate Corporation's sale of approximately 20 percent of its stock (June); and the completion of the sale of the Coldwell Banker Residential businesses (November).

           Sears also successfully restructured its Merchandise Group (which included closing the traditional U.S. catalog operations, paring costs, and closing 113 retail and specialty stores), and recapitalized Allstate Insurance Company, a subsidiary of The Allstate Corporation (after its capital base was severely impacted by Hurricane Andrew).

           The results of the strategic repositioning exceeded expectations. Of the $4.2 billion in gross proceeds, Sears used $3 billion to pay down debt, and left nearly $500 million at Allstate to improve its capital position and nearly $300 million at Dean Witter, Discover & Co. to strengthen its balance sheet. Sears also posted record earnings for 1993 of $2.37 billion, and achieved a total return on common equity of 19% on continuing businesses. Because of the pay down in debt, Sears debt-to-equity ratio declined from 3.4:1 to 1.8:1.

           The repositioning significantly impacted SRAC as well. In combination with the proceeds from the initial public offerings of Dean Witter and Allstate, Sears received another $3.0 billion as payment for the assumption of Dean Witter intercompany debt. Since proceeds from the strategic repositioning were used primarily to pay down commercial paper (temporarily leaving Sears with a higher amount of longer term fixed-rate funding), SRAC's total commercial paper outstandings declined from $8.5 billion at the beginning of the year to $2.5 billion at the close of 1993.

           In the last half of 1993, SRAC took steps to bring its liquidity support and capital resources into alignment with projected funding requirements. SRAC's credit facilities, which totalled $10.8 billion at the end of 1992, were replaced with two syndicated credit agreements totalling $4.0 billion, and $200 million of uniform credit agreements with individual banks. In December 1993, SRAC reduced its equity base by $2.0 billion through a reduction in SRAC's investment in Sears notes.

           SRAC continues to be a very strongly capitalized company, with an equity position of over $1.1 billion. The company's debt-to-equity ratio improved to 2.6:1 at the end of 1993 (from 3.0:1 at the end of 1992), further enhancing SRAC's financial flexibility given Sears stated intention to refinance a significant percentage of its fixed rate maturities with floating rate instruments, including commercial paper.

           In March 1993, Duff & Phelps reaffirmed SRAC's rating at Duff 1. SRAC's other ratings are A-2 from Standard & Poor's and P-2 from Moody's Investors Service.

           Pursuant to the syndicated credit agreements between SRAC and various banks (detailed below in Item 8 "Notes to Financial Statements, note 5"), the agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated or modified (except that SRAC's fixed charge coverage ratio may be reduced to 1.15) without the approval of such banks.

           SRAC acts as placement agent for Sears Credit Corp. A, Sears Credit Corp. B, Sears Credit Corp. I and Sears Credit Corp. II (collectively "SCC"), which are wholly-owned subsidiaries of Sears that issue asset-backed commercial paper ("ABCP"). The ABCP is secured by investor certificates acquired by SCC, which represent undivided interests in a trust. The trust holds receivables arising in selected accounts under Sears open-end credit plans, all payments received on the receivables including related finance charges, and deposits in certain accounts of the trust. The ABCP is rated A-1+ or A-1 by Standard & Poor's and P-1 by Moody's Investors Service, has maturities of 180 days or less and is sold only to qualified investors in denominations of $100,000 or more.

           At February 28, 1994, SRAC had 14 employees.


Item 2.    Properties.

           None.

Item 3.    Legal Proceedings.

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

           There is no established public trading market for SRAC's common stock. As of February 28, 1994, Sears owned all outstanding shares of SRAC's common stock. The Board of Directors of SRAC declared a $1.7 billion dividend on December 20, 1993 to Sears, payable on December 30, 1993. The Board also approved payment to Sears on
December 30, 1993 of $330.2 million out of capital in excess of par value; such payment is characterized as a dividend under the Delaware General Corporation Law. Payments for these transactions were effected by reducing SRAC's investment in the notes of Sears by approximately $2.0 billion.
SRAC does not intend to pay any cash or other dividends on its common stock in the foreseeable future.


Item 6.    Selected Financial Data.

           Not applicable.


Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

           Financial Condition

           SRAC's investment in Sears notes of $3.4 billion at year-end 1993 decreased $7.1 billion from $10.5 billion at the end of 1992, due to the reduction in Sears funding through the successful completion of its strategic repositioning and the payment of a dividend and return of capital to Sears. Total commercial paper outstandings declined from $8.5 billion at the beginning of the year to $2.5 billion at the close of 1993. SRAC reduced its equity base by $2.0 billion through a $1.7 billion dividend and $330.2 million return of capital in excess of par value, through a reduction in SRAC's investment in Sears notes. At the end of 1993, SRAC maintained a very strong equity position of over $1.1 billion, with a debt-to-equity ratio of 2.6:1.

           SRAC had investments in highly liquid short-term securities of $650.7 million at the end of 1993, as part of its liability management program. In the last half of 1993, SRAC took steps to bring its liquidity support into alignment with projected funding requirements. SRAC's credit facilities, which totalled $10.8 billion at the end of 1992, were replaced with two syndicated credit agreements totalling $4.0 billion, and $200 million in uniform credit agreements with individual banks.

           Results of Operations

           Under an agreement with Sears, SRAC is guaranteed a rate on the notes of Sears providing a ratio of earnings to fixed charges of at least
1.25 times. Primarily due to a reduction in Sears notes during 1993, SRAC's total revenues of $337.5 million declined $359.0 million, or 52%, compared to $696.5 million in 1992. In 1993, SRAC's average cost of short-term funds declined twenty-nine basis points to 3.67% from 3.96% in 1992. Coupled with the 57% decrease in average outstanding short-term debt during 1993, this decline resulted in a $246.7 million, or 51%, decrease in interest and related expenses to $236.1 million in 1993 from $482.8 million in 1992. The provision for credit losses decreased in 1993 due to lower average receivable balances and the sale of $847.6 million of receivables back to Sears in December 1993. As a result, total expenses of $276.7 million decreased $255.6 million, or 48%, from $532.3 million in 1992 and SRAC's 1993 net income of $39.5 million decreased $68.6 million, or 63%, from net income of $108.1 million in 1992. In 1992, SRAC's net income decreased 21% from $136.4 million in 1991, primarily due to a reduction in the interest rates on the Sears notes.

           The financial information appearing in this annual report on Form 10-K is presented in historical dollars which do not reflect the decline in purchasing power that results from inflation. As is the case for most financial companies, substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC's combined investment in Sears notes (set to provide a fixed charge coverage of at least 1.25 times) and customer receivable balances help insulate SRAC from the effects of inflation-based interest rate increases.

Item 8.    Financial Statements and Supplementary Data.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME
                                          Year Ended December 31,
millions                                1993        1992        1991
                                      -------     -------     -------
Revenues
- --------
Earnings on notes of Sears            $209.1      $508.4      $972.3
Earnings on receivable balances
  purchased from Sears (Note 3)        105.4       125.3        70.5
Earnings on invested cash               22.6        61.9        56.7
Other revenues                           0.4         0.9         1.3
                                     -------     -------     -------
   Total revenues                      337.5       696.5     1,100.8

Expenses
- --------
Interest and amortization of
  debt discount and expense            236.1       482.8       825.9
Provision for credit losses             33.8        44.9        63.6
Operating expenses                       6.8         4.6         4.6
                                     -------     -------     -------
   Total expenses                      276.7       532.3       894.1
                                     -------     -------     -------
Income before income taxes              60.8       164.2       206.7
Income taxes (Note 2)                   21.3        56.1        70.3
                                     -------     -------     -------
Net Income                             $39.5      $108.1      $136.4
                                     -------     -------     -------
Ratio of earnings to fixed charges      1.26        1.34        1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION
                                                      December 31,
millions                                            1993        1992
                                                --------   ---------
Assets
- ------
Notes of Sears                                  $3,403.9   $10,493.6
Customer receivable balances
  purchased from Sears (Note 3)                     88.0       963.4
Cash and invested cash                             650.7       946.5
Other assets                                         3.2        11.7
                                                --------   ---------
  Total assets                                  $4,145.8   $12,415.2
                                                --------   ---------
Liabilities
- -----------
Commercial paper (net of unamortized
  discount of $5.1 and $32.2)                   $2,475.0    $8,515.3
Agreements with bank trust departments             139.8       397.9
Zero coupon note                                   379.8       332.1
Accrued interest and other liabilities              10.7        31.6
Deferred federal income taxes                        3.0        10.1
                                                --------   ---------
   Total liabilities                             3,008.3     9,287.0
                                                --------   ---------
Stockholder's Equity
- --------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding             35.0        35.0
Capital in excess of par value                        -        330.2
Retained income                                  1,102.5     2,763.0
                                                --------   ---------
  Total stockholder's equity                     1,137.5     3,128.2
                                                --------   ---------
  Total liabilities and
    stockholder's equity                        $4,145.8   $12,415.2
                                                --------   ---------

See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY
                                          Year Ended December 31,
millions                                1993        1992        1991
                                     --------    --------    --------
Capital stock                           $35.0       $35.0       $35.0
                                     ---------   --------    --------

Capital in excess of par value
Beginning of year                      $330.2      $330.2      $330.2
Return of capital paid to Sears*       (330.2)         -           -
                                     ---------   --------    --------
End of year                               $-       $330.2      $330.2
                                     ---------   --------    --------

Retained income
Beginning of year                    $2,763.0    $2,654.9    $2,518.5
Net income                               39.5       108.1       136.4
Dividend paid to Sears               (1,700.0)         -          -
                                     ---------   --------    --------
End of year                          $1,102.5    $2,763.0    $2,654.9
                                     ---------   --------    --------

Total stockholder's equity           $1,137.5    $3,128.2    $3,020.1
                                     ---------   --------    --------

* characterized as a dividend under Delaware General Corporation Law.


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS
                                               Year Ended December 31,
millions                                      1993      1992      1991
                                           --------- --------- ---------
Cash Flows From Operating Activities
- ------------------------------------
Net income                                    $39.5    $108.1    $136.4
Adjustments to reconcile net income to net
  cash provided by operating activities
  Earnings amortization on Retail Customer
    Receivable Balances discount             (125.9)   (149.2)    (72.5)
  Provision for credit losses                  33.8      44.9      63.6
  Depreciation, amortization and
    other noncash items                        58.7      55.3      94.7
  Decrease in deferred federal income taxes    (7.1)     (5.9)    (11.7)
  Increase in other assets                     (2.5)     (1.0)    (16.7)
  Decrease in other liabilities               (20.9)     (5.4)     (6.2)
                                           --------- --------- ---------
Net cash (used in) provided by
  operating activities                        (24.4)     46.8     187.6

Cash Flows From Investing Activities
- ------------------------------------
Decrease in notes of Sears                  5,059.5   1,720.9   1,713.7
Decrease (increase) in receivable
  balances purchased from Sears               967.5     183.7  (1,033.9)
                                           --------- --------- ---------
Net cash provided by investing activities   6,027.0   1,904.6     679.8

Cash Flows From Financing Activities
- ------------------------------------
Decrease in commercial paper,
  primarily 90 days or less                (6,040.3) (1,690.5)   (125.2)
Decrease in agreements with bank
  trust departments                          (258.1)   (112.2)    (61.8)
Payments for redemption of zero coupon
  and variable interest notes                    -     (604.0)    (71.0)
                                           --------- --------- ---------
Net cash used in financing activities      (6,298.4) (2,406.7)   (258.0)
                                           --------- --------- ---------
Net (decrease) increase in cash
  and invested cash                          (295.8)   (455.3)    609.4
Cash and invested cash, beginning of year     946.5   1,401.8     792.4
                                           --------- --------- ---------
Cash and invested cash, end of year          $650.7    $946.5  $1,401.8
                                           --------- --------- ---------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                   $200.5    $444.1    $742.8
  Income taxes                                 37.1      61.0      84.7

See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and purchasing outstanding customer receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper).

Under the letter agreement between SRAC and Sears, the interest rate on the Sears notes is calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25 times.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. The $2.0 billion dividend and return of capital paid to Sears was effected through a reduction in SRAC's investment in Sears notes, a noncash transaction.

Customer receivables purchased from Sears are either purchased at a discount and then amortized using the interest method, or purchased at par and are interest-bearing.

The zero coupon note issued to Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary of Sears, is amortized using the interest method. Other debt discount and issue expenses are amortized on a straight-line basis over the terms of the related obligation.

The results of operations of SRAC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SRAC, whether or not such benefits would be currently available on a separate return basis.

Certain reclassifications have been made in the 1992 and 1991 financial statements to conform to current accounting classifications. Effective January 1, 1992, SRAC adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of the standards did not have a material impact on the financial statements of SRAC, and will have no effect on the future cash flows of the Company.

2. FEDERAL INCOME TAXES

                                                Year Ended December 31,
millions                                     1993        1992        1991
                                           -------     -------     -------
Current                                     $28.4       $62.0       $82.0
Deferred                                     (7.1)       (5.9)      (11.7)
                                           -------     -------     -------
Financial statement income tax provision    $21.3       $56.1       $70.3
                                           -------     -------     -------
Effective income tax rates                    35%         34%         34%


3. CUSTOMER RECEIVABLE BALANCES

SRAC purchased two types of customer receivable balances from Sears, retail ("RCRB") and merchant ("MCRB"). RCRB (excluding related finance charges) were purchased without recourse and at a discount (which included an allowance for uncollectible accounts). MCRB are purchased with recourse at par, with SRAC earning interest on the receivables.

RCRB were made up of accounts under Sears open-end credit plans related to the purchase of goods and services at Sears. MCRB are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears. The MCRB's are predominately paid within 30 days.

In December 1993, SRAC sold to Sears the entire outstanding RCRB at net book value of $847.6 million. At the end of 1993, SRAC owned $88.0 million of MCRB. SRAC received the collections and accepted the net charge-offs (collectively referred to as liquidations) related to the RCRB and paid Sears a fee for administering the accounts. Sears utilized procedures with respect to collections, charge-offs and other matters identical to those employed in administering account balances which had not been purchased by SRAC.

Each month SRAC purchases the balance increases in the MCRB accounts attributable to additional credit sales and receives the collections related to the previously purchased balances. Sears will pay interest to SRAC on the balances in these accounts at a rate equivalent to the prime rate.

Earnings on the purchased RCRB represent the amortization of discount, net of administration fees of $20.5 million for 1993 and $23.9 million for 1992. A summary is presented below:

millions                                             1993         1992
                                                  ---------    ---------
Account balances at January 1                     $1,176.5     $1,249.5
  Purchases                                          710.0        942.8
  Liquidations                                    (1,038.9)    (1,015.8)
  Sale of RCRB to Sears                             (847.6)          -
                                                  ---------    ---------
Account balances at December 31                         -       1,176.5
  Unearned discount                                     -        (151.6)
  Allowance for uncollectible accounts                  -         (61.5)
                                                  ---------    ---------
Account balances (net) at December 31                  $-        $963.4
                                                  ---------    ---------

                                        Unearned        Allowance for
                                        Discount        Uncollectibles
                                      1993     1992      1993     1992
                                    -------  -------   -------  -------
Account balances at January 1       $151.6   $146.3    $ 61.5   $ 60.4
   Additional purchase discount       82.6    109.7      33.8     44.8
   Amortization/charge-offs          (88.0)  (104.4)    (41.5)   (43.7)
   Sale of RCRB to Sears            (146.2)      -      (53.8)      -
                                    -------  -------   -------  -------
Account balances at December 31        $-    $151.6       $-    $ 61.5

The fair value of the net RCRB account balance at December 31, 1992 was $1,000.1 million.

4. BORROWINGS

SRAC obtains funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and borrowings under agreements with bank trust departments. Selected details of SRAC's borrowings are shown below. Weighted interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.

The short-term nature of substantially all of SRAC's financial instruments (both assets and liabilities) causes their carrying value to approximate fair value. The terms of the loan agreement with SOFNV was negotiated between related parties, accordingly, the fair value of this instrument is not provided.
                                                       December 31,
millions                                             1993        1992
                                                  --------    --------
Commercial paper outstanding                      $2,480.1    $8,547.5
Less: Unamortized discount                             5.1        32.2
                                                  --------    --------
Commercial paper outstanding (net)                 2,475.0     8,515.3
Agreements with bank trust departments               139.8       397.9
Zero coupon, $400 million face value loan
  agreement with SOFNV due May 26, 1994              379.8       332.1

                                                  --------    --------
Total borrowings                                  $2,994.6    $9,245.3
                                                  --------    --------

Commercial Paper and Agreements with Bank Trust Departments
Average and Maximum Balances During the Year
                                         1993                 1992
                                  -------------------   -------------------
                                             Maximum               Maximum
millions                          Average (month-end)   Average (month-end)
                                  -------------------   -------------------
Commercial paper                  $3,812.1  $ 7,271.1   $9,327.6 $10,582.4
Agreements with bank trust dept.     401.8      499.1      746.7     900.5
                                  -------------------   -------------------

Weighted Interest Rates                 1993                 1992
                                  -------------------   -------------------
millions                          Average    Year-End  Average     Year-End
                                  -------------------   -------------------
Commercial paper                    3.64%       3.51%    3.97%        4.08%
Agreements with bank trust dept.    3.38%       3.30%    3.80%        3.76%
                                  -------------------   -------------------

Under the terms of a 1986 agreement, Sears agrees to make all payments required to be made by SRAC to SOFNV in accordance with certain loan agreements between SRAC and SOFNV (excluding the zero coupon $400 million loan due May, 1994, listed in the table above). SRAC remains liable to SOFNV for such loan agreements, which total $267 million as of December 31, 1993.
5. CREDIT FACILITIES AS OF DECEMBER 31, 1993

Contractual Credit Facilities                   Expires         (millions)
                                                --------------------------
Credit Agreement dated as of August 25, 1993    August 1997        $3,000
Credit Agreement dated as of August 25, 1993    August 1994         1,000
Credit Agreements dated as of October 1, 1993   September 1994        200
                                                                   ------
Total compensated credit facilities                                $4,200
                                                                   ------
 Commitment fees are paid on the unused portions of the above credit facilities. The annualized fees at December 31, 1993 on these lines were $8.6 million.

6. LETTER OF CREDIT COMMITMENTS

SRAC issues letters of credit at Sears request to facilitate Sears purchase of goods from foreign suppliers. At December 31, 1993, letters of credit totaling $114.0 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit which, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

SRAC issues standby letters of credit on behalf of its affiliate, Western Auto Supply Company ("Western Auto"), which are used by Western Auto to secure its obligation to repurchase any defaulted accounts receivable sold to a financial institution. At December 31, 1993, a $45.0 million standby letter of credit was outstanding.

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

For the quarter ended      March 31,     June 30,   September 30,  December 31,
                          1993   1992   1993   1992   1993   1992   1993   1992
                        -------------  ------------ -------------  ------------
Operating Results (millions)
Combined earnings from
  Sears notes and RCRB  $123.7 $195.9  $73.6 $146.7  $63.4 $140.1  $87.6 $151.0
Total Revenues           133.2  216.8   79.0  170.7   67.0  150.9   92.1  158.1
Interest & related
  expenses                96.7  150.6   54.7  123.3   44.9  102.0   39.8  106.9
Total expenses           107.7  163.2   65.0  134.9   55.7  113.7   48.3  120.5
Income before
  income taxes            25.5   53.6   14.0   35.8   11.3   37.2   10.0   37.6
Net income                16.8   35.4    9.3   23.6    6.6   24.6    6.8   24.5
Ratio of earnings to
  fixed charges           1.26   1.36   1.26   1.29   1.25   1.36   1.25   1.35

Averages (billions)
Earning assets*          $11.3  $14.7   $7.4  $13.6   $6.2  $12.7   $6.6  $13.3
Short-term debt            7.8   11.0    3.9   10.2    2.6    9.3    3.0    9.8
Cost of short-term debt  3.98%  4.51%  3.57%  4.13%  3.31%  3.55%  3.33%  3.56%

* Notes and receivable balances of Sears and invested cash.

Certain reclassifications have been made to the quarterly data from the classification used in reporting such data in Form 10-Q, which primarily relate to the presentation of the provision for credit losses.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.




                                PART III



Item 10.   Directors and Executive Officers of the Registrant.

           Not applicable.

Item 11.   Executive Compensation.

           Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

           Not applicable.

Item 13.   Certain Relationships and Related Transactions.

           Not applicable.


                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)  The following documents are filed as a part of this report:

           1. An "Index to Financial Statements" has been filed as a part of this report on page S-1 hereof.

           2. No financial statement schedules are included herein because they are not required or because the information is contained in the financial statements and notes thereto, as noted in the "Index to Financial Statements" filed as part of this report.

           3. An "Exhibit Index" has been filed as part of this report beginning on page E-1 hereof.

           (b)       Reports on Form 8-K:
                       A report on Form 8-K was filed by the Registrant dated December 20, 1993 (Item 5 and Item 7).

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)

                                       By  Keith E. Trost*
                                           Vice President, Finance and
                                           Administration and Assistant
                                           Secretary

March 30, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                             Date

Michael W. Phillips*       Director, President and         )
                              Chief Executive Officer      )
                              (Principal Executive         )
                              Officer)                     )
                                                           )
                                                           )
Keith E. Trost*            Vice President-                 ) March 30, 1994
                              Finance and Administration   )
                              and Assistant Secretary      )
                              (Principal Financial and     )
                              Accounting Officer)          )
                                                           )
                                                           )
James A. Blanda*           Director                        )
                                                           )
                                                           )
James D. Constantine*      Director                        )
                                                           )
                                                           )
Edward M. Liddy*           Director                        )
                                                           )
                                                           )
Alice M. Peterson*         Director                        )
                                                           )
                                                           )
Larry R. Raymond*          Director                        )
                                                           )
                                                           )
George F. Slook*           Director                        )

*By \s\ Keith E. Trost Individually and as Attorney-in-Fact
    ------------------
    Keith E. Trost

                       SEARS ROEBUCK ACCEPTANCE CORP.

                       INDEX TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                   PAGE

STATEMENTS OF INCOME                                                 6

STATEMENTS OF FINANCIAL POSITION                                     7

STATEMENTS OF STOCKHOLDER'S EQUITY                                   8

STATEMENTS OF CASH FLOWS                                             9

NOTES TO FINANCIAL STATEMENTS                                    10-15

REPORT OF INDEPENDENT CERTIFIED
 PUBLIC ACCOUNTANTS                                                S-2
































                                     S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of Sears Roebuck Acceptance Corp.:

We have audited the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 31, 1993 and 1992, and the related Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.




Deloitte & Touche
Philadelphia, Pennsylvania
February 11, 1994

                 EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at October 8, 1993 [Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993*]

4(a)(1) Form of Series A-B Note [Incorporated by reference to Exhibit 4(a)(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982*].

4(a)(2)          Form of letter agreement relating to Series A-B
                 Note [Incorporated by reference to Exhibit 4(a)(2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982*].

4(b) $3,000,000,000 Credit Agreement dated as of August 25, 1993, among SRAC, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent [Incorporated by reference to Exhibit 4(a) to Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993*]

4(c) $1,000,000,000 Credit Agreement dated as of August 25, 1993, among SRAC, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent [Incorporated by reference to Exhibit 4(b) to Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993*]

4(d)             Form of Sears Roebuck Acceptance Corp.
                 Investment Note Agreement. [Incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

4(e) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

_______________________________
*       SEC File No. 1-4040.
**      Filed herewith
                                     E-1
10(a) Letter Agreement dated as of October 17, 1991 between Sears Roebuck Acceptance Corp. and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991*].

10(b) Letter Agreement dated as of September 2, 1986 between Sears Roebuck Acceptance Corp. and Sears, Roebuck and Co. [Incorporated by reference to
                 Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 2, 1986*].

10(c)(1) Agreement to Issue Letters of Credit dated December 3, 1985 between Sears, Roebuck and Co. and
                 Sears Roebuck Acceptance Corp. [Incorporated by reference to Exhibit 10(i)(1) to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1987*].

10(c)(2) Letter Agreement dated March 11, 1986 amending Agreement to issue Letters of Credit dated
                 December 3, 1985 [Incorporated by reference to
                 Exhibit 10(i)(2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].

10(c)(3) Letter Agreement dated November 26, 1986 amending Agreement to Issue Letters of Credit dated December 3, 1985 [Incorporated by reference to Exhibit 10(i)(3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].

12               Calculation of ratio of earnings to fixed charges.**

24               Power of attorney.**



________________________________
*       SEC File No. 1-4040.
**      Filed herewith.



                                     E-2
                                                           Exhibit 12

SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

Year Ended December 31,               1993         1992          1991

(dollars in millions)

INCOME BEFORE INCOME TAXES           $ 60.8      $ 164.2      $   206.7

PLUS FIXED CHARGES:

   Interest                           177.6        427.6          731.4
   Amortization of debt
  discount and expense                 58.5         55.2           94.5
                                    _______      _______      _________
                                      236.1        482.8          825.9
                                    -------      -------      ---------

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                $ 296.9      $ 647.0      $ 1,032.6
                                    =======      =======      =========

RATIO OF EARNINGS TO FIXED
   CHARGES                             1.26         1.34           1.25