Form 10-Q
period 1994-05-13
SEARS ROEBUCK ACCEPTANCE CORP
filed 1994-05-13
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes   X    No
                           ---       ---

   As of April 30, 1994, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.






                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         MARCH 31, 1994



                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            March 31, 1994 and 1993 (unaudited)
            and December 31, 1993                          1

        Statements of Income
            Three Months ended
            March 31, 1994 and 1993 (unaudited)            2

        Statements of Cash Flows
            Three Months ended March 31, 1994
            and 1993 (unaudited)                           3

        Notes to Financial Statements (unaudited)          4

        Independent Accountants' Report                    5

  Item 2.   Analysis of Results of Operations              6

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               7




















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

millions                             March 31,       December 31,
                                  1994       1993       1993*
                               ---------  ---------   ---------
                                    (unaudited)
Assets
Notes of Sears                 $ 3,901.0  $ 6,333.0   $ 3,403.9
Customer receivable balances
  purchased from Sears              87.1      946.9        88.0
Cash and invested cash             676.2      672.5       650.7
Other assets                         3.0       10.3         3.2
                               ---------  ---------   ---------
  Total assets                 $ 4,667.3  $ 7,962.7   $ 4,145.8
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $7.5, $16.3 and $5.1)        $ 2,914.3  $ 4,021.8   $ 2,475.0
Agreements with bank
  trust departments                106.8      418.9       139.8
Zero coupon notes                  392.3      344.0       379.8
Term notes                         100.0        --          --
Accrued interest and
  other liabilities                  9.0       24.7        10.7
Deferred federal income taxes        1.0        8.3         3.0
                               ---------  ---------   ---------
  Total liabilities              3,523.4    4,817.7     3,008.3
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
     outstanding                    35.0       35.0        35.0
Capital in excess of par value       --       330.2         --
Retained income                  1,108.9    2,779.8     1,102.5
                               ---------  ---------   ---------
  Total stockholder's equity     1,143.9    3,145.0     1,137.5
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 4,667.3  $ 7,962.7   $ 4,145.8
                               =========  =========   =========

*The Statement of Financial Position at December 31, 1993 has been taken from the audited financial statements at that date.

See notes to financial statements


                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

millions                              Three Months Ended
                                           March 31,
                                        1994         1993
                                      -------      -------

Revenues

Earnings on notes of Sears            $  45.9      $  94.4
Earnings on customer receivable
  balances purchased from Sears           1.7         29.3
Earnings on invested cash                 3.5          9.3
Other revenues                            --           0.2
                                      -------      -------
  Total revenues                         51.1        133.2
                                      -------      -------



Expenses

Interest and amortization of debt
  discount and expense                   40.3         96.7
Provision for credit losses               --           9.8
Operating expenses                        0.8          1.2
                                      -------      -------
  Total expenses                         41.1        107.7
                                      -------      -------


Income before income taxes               10.0         25.5
Income taxes                              3.6          8.7
                                      -------      -------

Net Income                            $   6.4      $  16.8
                                      =======      =======

Ratio of earnings to fixed charges       1.25         1.26




See notes to financial statements







                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                    Three Months Ended
                                                 March 31,
                                             1994        1993
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $     6.4   $    16.8
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Earnings amortization on retail
      customer receivable balances discount     --        (25.3)
    Provision for credit losses                 --          9.8
    Depreciation, amortization and other
      noncash items                            12.6        13.6
    Decrease in deferred federal income
      taxes                                    (2.0)       (1.8)
    Increase in other assets                    --         (0.2)
    Decrease in other liabilities              (1.6)       (6.8)
                                          ---------   ---------
Net cash provided by operating activities      15.4         6.1

Cash flows from investing activities:
  (Increase) decrease in notes of Sears (497.1) 4,160.6 Decrease in customer receivable balances
    purchased from Sears                        0.9        31.9
                                          ---------   ---------
  Net cash (used in) provided by
    investing activities                     (496.2)    4,192.5

Cash flows from financing activities:
  Increase (decrease) in commercial paper,
    primarily 90 days or less                 439.3    (4,493.5)
  (Decrease) increase in agreements with
    bank trust departments                    (33.0)       20.9
  Proceeds from issuance of term notes        100.0         --
                                          ---------   ---------
  Net cash provided by (used in)
    financing activities                      506.3    (4,472.6)
                                          ---------   ---------
Net increase (decrease) in cash and
  invested cash                                25.5      (274.0)
Cash and invested cash at beginning
  of period                                   650.7       946.5
                                          ---------   ---------
Cash and invested cash at end of period   $   676.2   $   672.5
                                          =========   =========


See notes to financial statements

                 SEARS ROEBUCK ACCEPTANCE CORP.

                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)



1.  Significant Accounting Policies

The unaudited interim financial statements of Sears Roebuck Acceptance Corp. (SRAC), a wholly-owned subsidiary of Sears, Roebuck and Co. (Sears), reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the year ended December 31, 1993, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

Certain reclassifications have been made in the Statements of Financial Position, Income and Cash Flows to conform to current accounting classifications.


2.  Credit Facilities as of March 31, 1994

Contractual Credit Facilities     Expires            (millions)
- ---------------------------------------------------------------
Credit Agreement dated as of
  August 25, 1993                 August, 1997         $3,000

Credit Agreement dated as of
  August 25, 1993                 August, 1994          1,000

Credit Agreement dated as of
  October 1, 1993                 September, 1994         200
                                                       ------
Total compensated credit facilities                    $4,200
                                                       ======







INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of March 31, 1994 and 1993, and the related Statements of Income for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the Statement of Financial Position of Sears Roebuck Acceptance Corp. as of December 31, 1993, and the related Statements of Income and Retained Income and Cash Flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Financial Position as of December 31, 1993 is fairly stated, in all material respects, in relation to the Statement of Financial Position from which it has been derived.


April 14, 1994
Deloitte & Touche
Philadelphia, Pennsylvania







                 SEARS ROEBUCK ACCEPTANCE CORP.

           ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     During the first quarter of 1994, Sears Roebuck Acceptance Corp.'s revenues declined 61.6% to $51.1 million from $133.2 million in the comparable 1993 period. SRAC's revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. and invested cash. The decrease in revenue is primarily attributable to a $6.8 billion or 60.2% reduction in SRAC's average earning assets compared to the first quarter of 1993 as a result of Sears strategic repositioning. Additionally, rates on SRAC's earning assets decreased due to a reduction in short-term rates.

     SRAC's interest and related expenses declined 58.3% to $40.3 million from $96.7 million for the first quarter of 1993. SRAC's cost of short-term funds averaged 3.45%, a 53 basis point reduction from 3.98% for the first three months of last year. SRAC's short-term borrowings averaged $3.0 billion, a 61.5% decrease from the 1993 first quarter average of $7.8 billion. Commercial paper outstanding was $2.9 billion at March 31, 1994. SRAC anticipates that commercial paper borrowings will increase during 1994 as Sears continues to refinance a portion of its maturing long-term borrowings with commercial paper. In the first quarter, SRAC borrowed $100 million on a two-year term note. The rate on this note at March 31, 1994, was 4.66%.

     SRAC's net income decreased 61.9% for the first quarter of 1994 to $6.4 million from $16.8 million in 1993. SRAC's ratio of earnings to fixed charges for the first quarter of 1994 and 1993 were 1.25 and 1.26, respectively.




















                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.                    Exhibits and Reports on Form 8-K



       (a)                      Exhibits:  None


       (b)                      Reports on Form 8-K:

                                There were no reports on Form 8-K
                                filed during the three months
                                ended March 31, 1994.

































                 SEARS ROEBUCK ACCEPTANCE CORP.





                          SIGNATURE

                          Pursuant to the requirements of the

                          Securities and Exchange Act of 1934,
                          the Registrant has duly caused this
                          report to be signed on its behalf by
                          the undersigned thereunto duly
                          authorized.




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Keith E. Trost
                              ------------------

                              Keith E. Trost
                              Vice President-
                              Finance and Administration
                              (principal financial officer
                              authorized officer of Registrant)







May 13, 1994