Form 10-Q
period 1994-08-12
SEARS ROEBUCK ACCEPTANCE CORP
filed 1994-08-12
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

   As of July 31, 1994, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.






                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          JUNE 30, 1994




                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            June 30, 1994 and 1993 (unaudited)
            and December 31, 1993                          1

        Statements of Income
            Three and Six Months ended
            June 30, 1994 and 1993 (unaudited)             2

        Statements of Cash Flows
            Six Months ended June 30, 1994
            and 1993 (unaudited)                           3

        Notes to Financial Statements (unaudited)          4

        Independent Accountants' Report                    5

  Item 2.   Analysis of Results of Operations              6

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               7



















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

millions                             June 30,       December 31,
                                  1994       1993       1993*
                               ---------  ---------   ---------
                                    (unaudited)
Assets
Notes of Sears                 $ 4,772.3  $ 4,809.9   $ 3,403.9
Customer receivable balances
  purchased from Sears              73.0      903.6        88.0
Cash and invested cash             335.8      647.0       650.7
Other assets                         3.0        8.4         3.2
                               ---------  ---------   ---------
  Total assets                 $ 5,184.1  $ 6,368.9   $ 4,145.8
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $12.7, $3.5 and $5.1)        $ 3,678.3  $ 2,403.5   $ 2,475.0
Agreements with bank
  trust departments                 98.1      436.8       139.8
Zero coupon notes                    --       356.0       379.8
Intermediate-term notes            250.0        --          --
Accrued interest and
  other liabilities                  6.5       11.8        10.7
Deferred federal income taxes        --         6.5         3.0
                               ---------  ---------   ---------
  Total liabilities              4,032.9    3,214.6     3,008.3
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --       330.2         --
Retained income                  1,116.2    2,789.1     1,102.5
                               ---------  ---------   ---------
  Total stockholder's equity     1,151.2    3,154.3     1,137.5
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 5,184.1  $ 6,368.9   $ 4,145.8
                               =========  =========   =========

*The Statement of Financial Position at December 31, 1993 has been taken from the audited financial statements at that date.

See notes to financial statements

                      SEARS ROEBUCK ACCEPTANCE CORP.
                           STATEMENTS OF INCOME
                                (unaudited)


millions                            Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1994       1993      1994       1993
                                    -------    -------   -------    -------
Revenues

Earnings on notes of Sears          $  52.6    $  45.9   $  98.5    $ 140.3
Earnings on customer receivable
  balances purchased from Sears         1.3       27.7       3.0       57.0
Earnings on invested cash               3.1        5.3       6.6       14.6
Other revenues                          0.1        0.1       0.1        0.3
                                    -------    -------    -------   -------
  Total revenues                       57.1       79.0     108.2      212.2
                                    -------    -------    -------   -------

Expenses

Interest and amortization of debt
  discount and expense                 45.2       54.7       85.5     151.4
Provision for credit losses             --         9.2        --        9.0
Operating expenses                      0.5        1.1        1.3       2.3
                                    -------    -------    -------   -------
  Total expenses                       45.7       65.0       86.8     172.7
                                    -------    -------    -------   -------


Income before income taxes             11.4       14.0       21.4      39.5
Income taxes                            4.1        4.7        7.7      13.4
                                    -------    -------    -------   -------


Net Income                          $   7.3    $   9.3    $  13.7    $ 26.1
                                    =======    =======    =======   =======
Ratio of earnings to fixed charges     1.25       1.26       1.25      1.26





See notes to financial statements








                      SEARS ROEBUCK ACCEPTANCE CORP.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

millions                                               Six Months Ended
                                                           June 30,
                                                       1994        1993
                                                    ---------   ---------
Cash flows from operating activities:
Net income                                          $    13.7   $    26.1
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                                      20.6        27.3
    Earnings amortization on retail
      customer receivable balances discount               --        (49.5)
    Provision for credit losses                           --         19.0
    Decrease in deferred federal income
      taxes                                              (3.2)       (3.6)
    Increase in other assets                             (0.2)        --
    Decrease in other liabilities                        (4.0)      (19.7)
                                                     ---------   ---------
Net cash provided by (used in) operating activities      26.9        (0.4)

Cash flows from investing activities:
  (Increase) decrease in notes of Sears              (1,368.4)    5,683.7
  Decrease in customer receivable balances
    purchased from Sears                                 15.0        90.1
                                                     ---------   ---------
  Net cash (used in) provided by
    investing activities                             (1,353.4)    5,773.8

Cash flows from financing activities:
  Increase (decrease) in commercial paper,
    primarily 90 days or less                         1,203.3    (6,111.8)
  (Decrease) increase in agreements with
    bank trust departments                             ( 41.7)       38.9
  Proceeds from issuance of intermediate-term
    notes                                               250.0         --
  Payments for redemption of zero coupon notes         (400.0)        --
                                                     ---------   ---------
  Net cash provided by (used in)
    financing activities                              1,011.6    (6,072.9)
                                                     ---------   ---------
Net decrease in cash and
  invested cash                                        (314.9)     (299.5)
Cash and invested cash at beginning
  of period                                             650.7       946.5
                                                     ---------   ---------
Cash and invested cash at end of period             $   335.8   $   647.0
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

Certain reclassifications have been made in the 1993 Financial Statements to conform to current accounting classifications.


2.  Credit Facilities as of June 30, 1994

SRAC's credit facilities were as follows on June 30, 1994:

Contractual Credit Facilities     Expires            (millions)
- ---------------------------------------------------------------
Credit Agreement dated as of
  June 7, 1994                    June, 1999           $4,500

Credit Agreements dated as of
  October 1, 1993                 September, 1994         200
                                                       ------
Total compensated credit facilities                    $4,700
                                                       ======

3.  Intermediate-term Notes

     In the second quarter of 1994, SRAC borrowed $150 million under two five-year, privately-placed variable rate notes. The rates on these notes are set periodically at Libor plus a set basis point spread. SRAC also has a $100 million, two-year, privately-placed variable interest rate note.


INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of June 30, 1994 and 1993, and the related Statements of Income for the three-month and six-month periods ended June 30, 1994 and 1993, and the related Statements of Cash Flows for the six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


Deloitte & Touche
July 13, 1994
Philadelphia, Pennsylvania







                      SEARS ROEBUCK ACCEPTANCE CORP.

                ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     Sears Roebuck Acceptance Corp.'s (SRAC) revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. and invested cash. During the second quarter of 1994, SRAC's revenues declined 27.7% to $57.1 million from $79.0 million for the second quarter of 1993. For the first six months of 1994, revenues were down 49.0% to $108.2 million from $212.2 million for the comparable period in 1993. The decreases in revenues are primarily attributed to SRAC's lower average earning assets in 1994 as a result of Sears paying down its notes in 1993 with the proceeds from its strategic repositioning. SRAC's average assets were $2.6 billion lower in the second quarter and $4.6 billion lower in the first half of 1994 when compared to the same periods in 1993.

     SRAC's interest and related expenses declined 17.4% to $45.2 million from $54.7 million and 43.5% to $85.5 million from $151.4 million for the second quarter and first half of 1994, respectively, as compared to the comparable 1993 periods. SRAC's cost of short-term funds averaged 4.11% in the second quarter and 3.80% in the first six months of 1994 compared to 3.57% and 3.84% for the same periods in 1993. SRAC's short-term borrowings averaged $3.2 billion and $3.1 billion for the second quarter and first half of 1994, a 17.9% and 46.6% decrease from the 1993 levels of $3.9 billion and $5.8 billion. Commercial paper outstanding was $3.7 billion at June 30, 1994 and $2.4 billion at June 30, 1993. SRAC anticipates that commercial paper borrowings will increase during 1994 as Sears continues to refinance a portion of its maturing long-term borrowings with commercial paper.

     On June 7, 1994, SRAC replaced its existing $4 billion revolving credit facilities with a $4.5 billion facility with a term of five years. The new facility provides increased support, a longer term and reduced commitment payments over the previous agreement.

     SRAC's net income of $7.3 million and $13.7 million for the second quarter and first half of 1994 reflects decreases of 21.5% and 47.5% from the comparable period amounts of $9.3 million and $26.1 million in 1993. SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 1994 was 1.25 compared to 1.26 for the comparable 1993 periods.

















                      SEARS ROEBUCK ACCEPTANCE CORP.

                        PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 Exhibits:  None


       (b)                 Reports on Form 8-K:

                           A report on Form 8-K was filed
                           by the Registrant dated
                           June 7, 1994 (Items 5 and 7).





































                      SEARS ROEBUCK ACCEPTANCE CORP.




                          SIGNATURE

                          Pursuant to the requirements of the
                          Securities Exchange Act of 1934,
                          the Registrant has duly caused this
                          report to be signed on its behalf by
                          the undersigned thereunto duly
                          authorized.



                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Keith E. Trost
                              ------------------
                              Keith E. Trost
                              Vice President-
                              Finance and Administration
                              (principal financial officer and
                              authorized officer of Registrant)







August 12, 1994