Form 10-Q
period 1994-09-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 1994-11-14
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

   As of October 31, 1994, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.






                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       SEPTEMBER 30, 1994




                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            September 30, 1994 and 1993 (unaudited)
            and December 31, 1993                          1

        Statements of Income
            Three and Nine Months ended
            September 30, 1994 and 1993 (unaudited)        2

        Statements of Cash Flows
            Nine Months ended June 30, 1994
            and 1993 (unaudited)                           3

        Notes to Financial Statements (unaudited)          4,5

        Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8

















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

millions                           September 30,     December 31,
                                  1994       1993       1993*
                               ---------  ---------   ---------
                                    (unaudited)
Assets
Notes of Sears                 $ 5,771.1  $ 4,887.3   $ 3,403.9
Customer receivable balances
  purchased from Sears              70.7      879.3        88.0
Cash and invested cash             410.0      384.0       650.7
Other assets                         3.0        3.5         3.2
                               ---------  ---------   ---------
  Total assets                 $ 6,254.8  $ 6,154.1   $ 4,145.8
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $20.7, $2.5 and $5.1)        $ 4,223.7  $ 2,195.8   $ 2,475.0
Agreements with bank
  trust departments                111.1      408.2       139.8
Zero coupon notes                    --       367.9       379.8
Intermediate-term notes            745.0        --          --
Accrued interest and
  other liabilities                 10.7       16.4        10.7
Deferred federal income taxes        --         4.9         3.0
                               ---------  ---------   ---------
  Total liabilities              5,090.5    2,993.2     3,008.3
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --       330.2         --
Retained income                  1,129.3    2,795.7     1,102.5
                               ---------  ---------   ---------
  Total stockholder's equity     1,164.3    3,160.9     1,137.5
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 6,254.8  $ 6,154.1   $ 4,145.8
                               =========  =========   =========
*The Statement of Financial Position at December 31, 1993 has been taken from the audited financial statements at that date.

See notes to financial statements


                      SEARS ROEBUCK ACCEPTANCE CORP.
                           STATEMENTS OF INCOME
                                (unaudited)


millions                           Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
                                      1994       1993      1994       1993
                                    -------    -------   -------    -------
Revenues

Earnings on notes of Sears          $  70.8    $  36.2   $ 169.3    $ 176.5
Earnings on customer receivable
  balances purchased from Sears         1.5       27.2       4.5       84.2
Earnings on invested cash               4.0        3.5      10.6       18.1
Other revenues                          --         0.1       0.1        0.4
                                    -------    -------    -------   -------
  Total revenues                       76.3       67.0     184.5      279.2
                                    -------    -------    -------   -------

Expenses

Interest and amortization of debt
  discount and expense                 55.0       44.9     140.5     196.3
Provision for credit losses             --         9.3       --       28.3
Operating expenses                      0.8        1.5       2.1       3.8
                                    -------    -------    -------   -------
  Total expenses                       55.8       55.7     142.6     228.4
                                    -------    -------    -------   -------


Income before income taxes             20.5       11.3      41.9      50.8
Income taxes                            7.4        4.7      15.1      18.1
                                    -------    -------   -------   -------


Net Income                          $  13.1    $   6.6   $  26.8    $ 32.7
                                    =======    =======   =======   =======
Ratio of earnings to fixed charges     1.37       1.25      1.30      1.26





See notes to financial statements







                      SEARS ROEBUCK ACCEPTANCE CORP.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

millions                                               Nine Months Ended
                                                           September 30,
                                                       1994        1993
                                                    ---------   ---------
Cash flows from operating activities:
Net income                                          $    26.8   $    32.7
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                                      20.6        46.6
    Earnings amortization on retail
      customer receivable balances discount               --        (72.8)
    Provision for credit losses                           --         28.3
    Decrease in deferred federal income
      taxes                                              (3.0)       (5.3)
    Increase in other assets                             (0.2)       (2.5)
    Increase in other liabilities                         --        (15.1)
                                                     ---------   ---------
Net cash provided by operating activities                44.2        11.9

Cash flows from investing activities:
  (Increase) decrease in notes of Sears              (2,367.2)    5,606.3
  Decrease in customer receivable balances
    purchased from Sears                                 17.3       128.5
                                                     ---------   ---------
  Net cash (used in) provided by
    investing activities                             (2,349.9)    5,734.8

Cash flows from financing activities:
  Increase (decrease) in commercial paper,
    primarily 90 days or less                         1,748.7    (6,319.5)
  (Decrease) increase in agreements with
    bank trust departments                             ( 28.7)       10.3
  Proceeds from issuance of intermediate-term
    notes                                               745.0         --
  Payments for redemption of zero coupon notes         (400.0)        --
                                                     ---------   ---------
  Net cash provided by (used in)
    financing activities                              2,065.0    (6,309.2)
                                                     ---------   ---------
Net decrease in cash and
  invested cash                                        (240.7)     (562.5)
Cash and invested cash at beginning
  of period                                             650.7       946.5
                                                     ---------   ---------
Cash and invested cash at end of period             $   410.0   $   384.0
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


2.  Credit Facilities as of September 30, 1994

SRAC's credit facilities were as follows on September 30, 1994:

Contractual Credit Facilities     Expires            (millions)
- ---------------------------------------------------------------
Credit Agreement dated as of
  June 7, 1994                    June, 1999           $4,500

Credit Agreements dated as of
  September 29, 1994              September, 1995         200
                                                       ------
Total compensated credit facilities                    $4,700
                                                       ======










3.  Intermediate-term Notes

SRAC's Intermediate-term Notes were as follows at September 30, 1994:

Term                                             (millions)
- -----------------------------------------------------------
Two year notes expiring in 1996                      $200

Three year notes expiring in 1997                     245

Five year notes expiring in 1999                      300
                                                     ----
Total Notes                                          $745
                                                     ====

The rates on most of these privately-placed variable rate term notes are set periodically at Libor plus a set basis point spread.



































INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of September 30, 1994 and 1993, and the related Statements of Income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related Statements of Cash Flows for the nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


Deloitte & Touche
October 12, 1994
Philadelphia, Pennsylvania







                      SEARS ROEBUCK ACCEPTANCE CORP.

                ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     Sears Roebuck Acceptance Corp.'s (SRAC) revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. and invested cash. During the third quarter of 1994, SRAC's revenues increased 13.9% to $76.3 million from $67.0 million for the third quarter of 1993. The increased revenue in the third quarter was attributable to a higher average rate on its assets of 5.63% for 1994 compared to 3.70% in the comparable 1993 period which more than offset a decline in assets. For the first nine months of 1994, revenues were down 33.9% to $184.5 million from $279.2 million for the comparable period in 1993. The decreased revenue is primarily attributed to SRAC's lower average earning assets in 1994 as a result of Sears paying down its notes in 1993 with the proceeds from its strategic repositioning. SRAC's average assets were $.8 billion lower in the third quarter and $3.3 billion lower in the first nine months of 1994 when compared to the same periods in 1993.

     SRAC's interest and related expenses increased 22.5% to $55.0 million from $44.9 million and declined 28.4% to $140.5 million from $196.3 million for the third quarter and first nine months of 1994, respectively, as compared to the comparable 1993 periods. Higher short term interest rates and Sears increased demand for funding in the third quarter resulted in higher interest related expenses. SRAC's cost of short-term funds averaged 4.68% in the third quarter and 4.15% in the first nine months of 1994 compared to 3.31% and 3.74% for the same periods in 1993. SRAC's average short-term borrowings increased 48.1% to $4.0 billion for the third quarter of 1994 from $2.7 billion for the same period in 1993. For the first nine months of 1994, average short term borrowings decreased 29.2% to $3.4 billion from the 1993 average of $4.8 billion. Commercial paper outstanding was $4.2 billion at September 30, 1994 and $2.2 billion at September 30, 1993.

     SRAC borrowed $495 million in the third quarter of 1994 and a total of $745 million for the first nine months of 1994 under thirteen privately-placed variable rate notes with terms from two to five years. SRAC's cost on these intermediate-term notes averaged 5.14% in the third quarter and 5.03% for the first nine months of 1994.

     SRAC's net income was $13.1 million and $26.8 million for the third quarter and first nine months of 1994 compared to $6.6 million and $32.7 million in 1993. The Company's net income increased in the third quarter over the respective prior year period as a result of the rate on the Sears note not being reduced until after the end of the quarter. SRAC's ratio of earnings to fixed charges was 1.37 for the third quarter and 1.30 for the first nine months as compared to the amounts for the comparable 1993 periods of 1.25 and 1.26.























                      SEARS ROEBUCK ACCEPTANCE CORP.

                        PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 Exhibits:  None


       (b)                 There were no reports on Form 8-K
                           filed during the three months ended
                           September 30, 1994





































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







November 12, 1994