Form 10-K
SEARS ROEBUCK ACCEPTANCE CORP
filed 1995-03-27
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             ---------------
                                FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1994

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

As of February 28, 1995, the Registrant had 350,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                                      Part of Form 10-K
None
                                 PART I
Item 1.    Business.

           Sears Roebuck Acceptance Corp. ("SRAC") is a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"). SRAC raises funds primarily from the direct placement of commercial paper with corporate and institutional investors and through intermediate-term loans. SRAC uses borrowing proceeds to acquire short-term notes of Sears and purchase outstanding customer receivable balances from Sears. Sears uses the funds obtained from SRAC for general funding purposes.

           In 1994, SRAC borrowed $845 million of intermediate-term loans having original maturities between two and five years. In March 1995, SRAC filed a registration statement with the Securities and Exchange Commission for the registration of debt securities.

           SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears. The interest rate on Sears notes is presently calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25 times. The yield on the investment in Sears notes is related to SRAC's borrowing costs and, as a result, SRAC's earnings fluctuate in response to movements in interest rates and changes in Sears short-term borrowing requirements.

           In January 1995, Moody's Investors Service raised its ratings on SRAC's Commercial Paper (to P-1 from P-2). Other ratings for SRAC's commercial paper are F-1 from Fitch Investors Service, Duff-1 from Duff and Phelps Credit Rating Co. and A-2 from Standard & Poor's.


           In 1994, SRAC took steps to bring its liquidity support and capital resources into alignment with projected funding requirements. SRAC's credit facilities, which totalled $4.2 billion at the end of 1993, were replaced with a syndicated credit agreement totalling $4.5 billion, a syndicated minority bank credit agreement totalling $32 million and $600 million of uniform credit agreements with individual banks.

           SRAC continues to be a very strongly capitalized company, with an equity position of $1.2 billion. The company's debt-to-equity ratio was 5.0:1 at the end of 1994 compared to 2.6:1 at the end of 1993.

           Pursuant to the syndicated credit agreements between SRAC and various banks (detailed below in Item 8 "Notes to Financial Statements, note 5"), the agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated or modified (except that SRAC's fixed charge coverage ratio may be reduced to 1.15) without the approval of such banks.

           From time to time, SRAC acts as placement agent for Sears Credit Corp. A, Sears Credit Corp. B, Sears Credit Corp. I and Sears Credit Corp. II (collectively "SCC"), which are wholly-owned subsidiaries of Sears that issue asset-backed commercial paper ("ABCP"). The ABCP is secured by investor certificates acquired by SCC, which represent undivided interests in a trust. The trust holds receivables arising in selected accounts under Sears open-end credit plans, all payments received on the receivables including related finance charges, and deposits in certain accounts of the trust.
           At February 28, 1995, SRAC had 11 employees.

Item 2.    Properties.

           None.

Item 3.    Legal Proceedings.

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

           There is no established public trading market for SRAC's common stock. As of February 28, 1995, Sears owned all outstanding shares of SRAC's common stock. The Board of Directors of SRAC declared a $1.7 billion dividend on December 20, 1993 to Sears, payable on December 30, 1993. The Board also approved payment to Sears on
December 30, 1993 of $330.2 million out of capital in excess of par value; such payment is characterized as a dividend under the Delaware General Corporation Law. Payments for these transactions were effected by reducing SRAC's investment in the notes of Sears by approximately $2.0 billion.
SRAC does not intend to pay any cash or other dividends on its common stock in the foreseeable future.


Item 6.    Selected Financial Data.

           Not applicable.















Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

           Financial Condition

           SRAC's investment in Sears notes increased to over $6.8 billion at year-end 1994, from $3.4 billion at the end of 1993, due to increased funding requirements by Sears. In response to Sears increased funding requirements, total commercial paper outstandings increased from $2.5 billion at the beginning of the year to $4.9 billion at the close of 1994. SRAC also borrowed $845 million under 15 privately-placed variable rate intermediate-term loans with original maturities from two to five years. At the end of 1994, SRAC maintained a very strong equity position of $1.2 billion, with a debt-to-equity ratio of 5.0:1.

           SRAC had investments in highly liquid short-term securities of $100.7 million at the end of 1994, as part of its liability management program. In 1994, SRAC took steps to bring its liquidity support into alignment with projected funding requirements. SRAC's credit facilities, which totalled $4.2 billion at the end of 1993, were replaced with a syndicated credit agreement totalling $4.5 billion, a syndicated minority bank credit agreement for $32 million and $600 million in uniform credit agreements with individual banks.

           In March 1995, SRAC filed a registration statement with the Securities and Exchange Commission for the registration of debt securities.

           Results of Operations

           Under an agreement with Sears, SRAC is presently guaranteed a rate on the notes of Sears providing a ratio of earnings to fixed charges of at least 1.25 times. SRAC's total revenues of $282.7 million declined $54.8 million, or 16%, compared to $337.5 million in 1993, primarily due to a decrease in the average Customer Receivable Balances purchased from Sears during 1994. In 1994, SRAC's average cost of short-term funds increased
90 basis points to 4.57% from 3.67% in 1993. Average outstanding short-term debt of $3,739.7 million declined $581 million compared to
$4,320.7 million in 1993. The 13% decrease in average outstanding debt during 1994, resulted in a $17.6 million, or 7%, decrease in interest and related expenses to $218.5 million in 1994 from $236.1 million in 1993. In 1994, SRAC purchased receivables from Sears with recourse, thereby not requiring a loss provision, compared to the receivables purchased in 1993
without recourse which required a loss provision of $33.8 million.   As a
result, total expenses decreased $56.3 million, or 20%, to $220.4 million from $276.7 million in 1993 and SRAC's 1994 net income increased
$.7 million, or 2%, to $40.2 million from net income of $39.5 million in 1993. In 1993, SRAC's net income decreased 63% from $108.1 million in 1992, primarily due to a reduction in the Sears notes during 1993.

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

Item 8.    Financial Statements and Supplementary Data.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME
                                            Year Ended December 31,
millions                                1994         1993        1992
                                      -------      -------     -------
Revenues
--------
Earnings on notes of Sears             $257.9       $209.1      $508.4
Earnings on receivable balances
  purchased from Sears (Note 3)           6.2        105.4       125.3
Earnings on invested cash                18.4         22.6        61.9
Other revenues                            0.2          0.4         0.9
                                      -------      -------     -------
Total revenues                          282.7        337.5       696.5

Expenses
--------
Interest and amortization of
  debt discount and expense             218.5        236.1       482.8
Provision for credit losses               --          33.8        44.9
Operating expenses                        1.9          6.8         4.6
                                      -------      -------     -------
Total expenses                          220.4        276.7       532.3
                                      -------      -------     -------
Income before income taxes               62.3         60.8       164.2
Income taxes (Note 2)                    22.1         21.3        56.1
                                      -------      -------     -------
Net Income                              $40.2        $39.5      $108.1
                                      -------      -------     -------
Ratio of earnings to fixed charges       1.29         1.26        1.34

See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION
                                                  December 31,
millions                                      1994        1993
                                           ---------   ---------
Assets
------
Notes of Sears                              $6,842.5    $3,403.9
Customer receivable balances
  purchased from Sears (Note 3)                 81.5        88.0
Cash and invested cash                         102.1       650.7
Other assets                                     5.1         3.2
                                           ---------   ---------
  Total assets                              $7,031.2    $4,145.8
                                           ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $22.3 and $5.1)               $4,912.9    $2,475.0
Agreements with bank trust departments          87.4       139.8
Zero coupon note                                  -        379.8
Intermediate-term loans                        845.0          -
Accrued interest and other liabilities           8.2        10.7
Deferred federal income taxes                     -          3.0
                                           ---------   ---------
   Total liabilities                         5,853.5     3,008.3
                                           ---------   ---------
Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35.0        35.0
Capital in excess of par value                    -           -
Retained income                              1,142.7     1,102.5
                                           ---------   ---------
  Total stockholder's equity                 1,177.7     1,137.5
                                           ---------   ---------
  Total liabilities and
    stockholder's equity                    $7,031.2    $4,145.8
                                           ---------   ---------
See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY

                                          Year Ended December 31,
millions                               1994        1993        1992
                                    --------    --------    --------
Capital stock                          $35.0       $35.0       $35.0
                                    --------    --------    --------
Capital in excess of par value
Beginning of year                         -       $330.2      $330.2
Return of capital paid to Sears*          -       (330.2)         -
                                    --------    --------    --------
End of year                              $-          $-       $330.2
                                    --------    --------    --------
Retained income
Beginning of year                   $1,102.5    $2,763.0    $2,654.9
Net income                              40.2        39.5       108.1
Dividend paid to Sears                    -     (1,700.0)         -
                                    --------    --------    --------
End of year                         $1,142.7    $1,102.5    $2,763.0
                                    --------    --------    --------
Total stockholder's equity          $1,177.7    $1,137.5    $3,128.2
                                    --------    --------    --------

* characterized as a dividend under Delaware General Corporation Law.


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS                        Year Ended December 31,
millions                                       1994      1993      1992
                                            --------   --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                     $40.2      $39.5    $108.1
Adjustments to reconcile net income to net
  cash provided by operating activities
  Earnings amortization on Retail Customer
    Receivable Balances discount                  -      (125.9)   (149.2)
  Provision for credit losses                     -        33.8      44.9
  Depreciation, amortization and
    other noncash items                         20.9       58.7      55.3
  Decrease in deferred federal income taxes     (3.0)      (7.1)     (5.9)
  Increase in other assets                      (2.6)      (2.5)     (1.0)
  Decrease in other liabilities                 (2.5)     (20.9)     (5.4)
                                            --------   --------  --------
Net cash provided by (used in)
  operating activities                          53.0      (24.4)     46.8

Cash Flows From Investing Activities
------------------------------------
(Increase) decrease in notes of Sears       (3,438.6)   5,059.5   1,720.9
Decrease in receivable
  balances purchased from Sears                  6.5      967.5     183.7
                                            --------   --------  --------
Net cash (used in) provided by
  investing activities                      (3,432.1)   6,027.0   1,904.6

Cash Flows From Financing Activities
------------------------------------
Increase (decrease) in commercial paper,
  primarily 90 days or less                  2,437.9   (6,040.3) (1,690.5)
Decrease in agreements with bank
  trust departments                            (52.4)    (258.1)   (112.2)
Payments for redemption of zero coupon
  and variable interest notes                 (400.0)        -     (604.0)
Proceeds from issuance of
  intermediate-term loans                      845.0         -         -
                                            --------   --------  --------
Net cash provided by (used in)
  financing activities                       2,830.5   (6,298.4) (2,406.7)
                                            --------   --------  --------
Net decrease in cash and invested cash        (548.6)    (295.8)   (455.3)
Cash and invested cash, beginning of year      650.7      946.5   1,401.8
                                            --------   --------  --------
Cash and invested cash, end of year           $102.1     $650.7    $946.5
                                            --------   --------  --------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                    $231.1     $200.5    $444.1
  Income taxes                                  21.7       37.1      61.0
See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and purchasing outstanding customer receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper) and intermediate-term loans.

Under the letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25 times.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. In 1993 a $2.0 billion dividend and return of capital paid to Sears was effected through a reduction in SRAC's investment in Sears notes, a noncash transaction.

Customer receivables purchased from Sears are either purchased at a discount and then amortized using the interest method, or purchased at par and are interest-bearing.

The zero coupon note issued to Sears Overseas Finance N.V. ("SOFNV"), a wholly-owned international finance subsidiary of Sears, was amortized using the interest method. Other debt discount and issue expenses are amortized on a straight-line basis over the terms of the related obligation.

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

2. FEDERAL INCOME TAXES

                                                Year Ended December 31,
millions                                     1994        1993        1992
                                           -------     -------     -------
Current                                     $25.5       $28.4       $62.0
Deferred                                     (3.4)       (7.1)       (5.9)
                                           -------     -------     -------
Financial statement income tax provision    $22.1       $21.3       $56.1
                                           -------     -------     -------
Effective income tax rates                    35%         35%         34%



3. CUSTOMER RECEIVABLE BALANCES

SRAC has purchased two types of customer receivable balances ("CRB") from Sears, merchant ("MCRB") and retail ("RCRB"). MCRB are purchased with recourse at par, with SRAC earning interest on the receivables. RCRB (excluding related finance charges) were purchased without recourse and at a discount (which included an allowance for uncollectible accounts).

MCRB are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears. The MCRB's are predominately paid within 30 days. RCRB were made up of accounts under Sears open-end credit plans related to the purchase of goods and services at Sears. In administering sold receivables, Sears utilizes procedures with respect to collections, charge-offs and other matters identical to those employed in administering account balances which had not been purchased by SRAC. The MCRB purchased were negotiated between related parties; accordingly, the fair value of this instrument is not provided.


In December 1993, SRAC sold to Sears the entire outstanding RCRB at net book value of $847.6 million. SRAC received the collections and accepted the net charge-offs (collectively referred to as liquidations) related to the RCRB and paid Sears a fee for administering the accounts. The administrative fee paid to Sears in 1993 was $20.5 million.

Each month, SRAC purchases the balance increases in the MCRB accounts attributable to additional credit sales and receives the collections related to the previously purchased balances. Sears will pay interest to SRAC on the balances in these accounts at a rate equivalent to the prime rate.

4. BORROWINGS

SRAC obtains funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and borrowings under agreements with bank trust departments and private institutions (intermediate-term loans). Selected details of SRAC's borrowings are shown below. Weighted interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.

The short-term and/or variable interest rate nature of substantially all of SRAC's financial instruments (both assets and liabilities) causes their carrying value to approximate fair value. The terms of the loan agreement with SOFNV was negotiated between related parties; accordingly, the fair value of this instrument is not provided.
                                                       December 31,
millions                                             1994        1993
                                                  --------    --------
Commercial paper outstanding                      $4,935.2    $2,480.1
Less: Unamortized discount                            22.3         5.1
                                                  --------    --------
Commercial paper outstanding (net)                 4,912.9     2,475.0
Agreements with bank trust departments                87.4       139.8
Intermediate-term loans                              845.0          -
Zero coupon, $400 million face value loan
  agreement with SOFNV due May 26, 1994                 -        379.8
                                                  --------    --------
Total borrowings                                  $5,845.3    $2,994.6
                                                  --------    --------
Commercial Paper and Agreements with Bank Trust Departments
Average and Maximum Balances During the Year

                                         1994                 1993
                                  -------------------   -------------------
                                            Maximum               Maximum
millions                          Average (month-end)   Average (month-end)
                                  -------------------   -------------------
Commercial paper                  $3,615.3  $4,912.9    $3,812.1  $ 7,271.1
Agreements with bank trust dept.     124.4     142.2       401.8      499.1
                                  -------------------   -------------------
Weighted Interest Rates                 1994                  1993
                                  -------------------   -------------------
millions                          Average    Year-End   Average    Year-End
                                  -------------------   -------------------
Commercial paper                    4.58%      5.82%     3.64%       3.51%
Agreements with bank trust dept.    4.38%      6.06%     3.38%       3.30%
                                 -------------------   -------------------

Under the terms of a 1986 agreement, Sears agreed to make all payments required to be made by SRAC to SOFNV in accordance with certain loan agreements between SRAC and SOFNV. SRAC remains liable to SOFNV for such loan agreements, which total $302 million as of December 31, 1994.





SRAC's intermediate-term loans were as follows at December 31, 1994:

Term                                                    (millions)
-------------------------------------------------------------------
Two year loans expiring in 1996                              $200
Three year loans expiring in 1997                             320
Five year loans expiring in 1999                              325
-------------------------------------------------------------------
Total loans                                                  $845
===================================================================

The rates on most of these variable rate intermediate-term loans are set periodically at Libor plus a set basis point spread. The average rate on the intermediate-term loans in 1994 was 5.41%.


5. CREDIT FACILITIES AS OF DECEMBER 31, 1994

Contractual Credit Facilities:

Expiration Date                                         (millions)
--------------------------------------------------------------------
June  1999                                                 $4,500
September 1995                                                200
October 1995                                                   32
December 1995                                                 400
-------------------------------------------------------------------
Total credit facilities                                    $5,132
===================================================================

Commitment fees are paid on the unused portions of the above credit facilities. The annualized fees at December 31, 1994 on these lines were $6.1 million.

6. LETTER OF CREDIT COMMITMENTS

SRAC issues letters of credit at Sears request to facilitate Sears purchase of goods from foreign suppliers. At December 31, 1994, letters of credit totaling $119.0 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit which, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

SRAC issues standby letters of credit on behalf of its affiliate, Western Auto Supply Company ("Western Auto"), which are used by Western Auto to secure its obligation to repurchase any defaulted accounts receivable sold to a financial institution. At December 31, 1994, a $49.0 million standby letter of credit was outstanding.

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

For the quarter ended    March 31,     June 30,   September 30,  December 31,
                        1994   1993   1994   1993   1994   1993   1994   1993
                      -------------  ------------ -------------  ------------
Operating Results (millions)
Combined earnings from
  Sears notes and CRB  $47.6 $123.7  $53.9   $73.6 $72.3   $63.4  $90.3  $87.6
Total Revenues          51.1  133.2   57.1    79.0  76.3    67.0   98.2   92.1

Interest & related
  expenses              40.3   96.7   45.2    54.7  55.0    44.9   78.0   39.8
Total expenses          41.1  107.7   45.7    65.0  55.8    55.7   77.8   48.3
Income before
  income taxes          10.0   25.5   11.4    14.0  20.5    11.3   20.4   10.0

Net income               6.4   16.8    7.3     9.3  13.1     6.6   13.4    6.8

Ratio of earnings to
  fixed charges         1.25   1.26   1.25    1.26  1.37    1.25   1.26   1.25

Averages (billions)
Earning assets*         $4.5  $11.3   $4.8    $7.4  $5.4    $6.2   $6.7   $6.6
Short-term debt          3.0    7.8    3.2     3.9   4.0     2.7    4.7    3.0
Cost of
  short-term debt      3.45%  3.98%  4.11%   3.57% 4.68%   3.31%  5.45%  3.33%

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

           (b)  Reports on Form 8-K:
                    There were no reports filed on Form 8-K during the fourth quarter of 1994.













                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                         (Registrant)

                                       By  Stephen D. Carp*
                                           Vice President, Finance
                                            and Assistant Secretary

March 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                             Date

Keith E. Trost             Director and President        )
                           (Principal Executive          )
                            Officer)                     )
                                                         )
                                                         )
Stephen D. Carp*           Vice President, Finance       ) March 27, 1995
                           and Assistant Secretary       )
                           (Principal Financial and      )
                            Accounting Officer)          )
                                                         )
                                                         )
James A. Blanda*           Director                      )
                                                         )
                                                         )
James D. Constantine*      Director                      )
                                                         )
                                                         )
Alan J. Lacy*              Director                      )
                                                         )
                                                         )
Alice M. Peterson*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
George F. Slook*           Director                      )

*By \s\ Stephen D. Carp   Individually and as Attorney-in-Fact

                 SEARS ROEBUCK ACCEPTANCE CORP.

                 INDEX TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                   PAGE

STATEMENTS OF INCOME                                                 5

STATEMENTS OF FINANCIAL POSITION                                     6

STATEMENTS OF STOCKHOLDER'S EQUITY                                   7

STATEMENTS OF CASH FLOWS                                             8

NOTES TO FINANCIAL STATEMENTS                                     9-13

REPORT OF INDEPENDENT CERTIFIED
 PUBLIC ACCOUNTANTS                                                S-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of Sears Roebuck Acceptance Corp.:

We have audited the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 31, 1994 and 1993, and the related Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 26, 1995

                EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at March 24, 1995.**

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

4(b) $4,500,000,000 Credit Agreement dated as of June 7, 1994 among SRAC, the Banks listed therein and Morgan
                Guaranty Trust Company of New York, as Agent [Incorporated by reference on Form 8-K of the Registrant for June 7, 1994*]

4(c)            Form of Sears Roebuck Acceptance Corp.
                Investment Note Agreement. [Incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*]

4(d) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

10(a) Letter Agreement dated as of October 17, 1991 between Sears Roebuck Acceptance Corp. and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991*].

________________________________
*       SEC File No. 1-4040.
**      Filed herewith.


                                  E-1                   EXHIBIT INDEX (cont'd)

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

12                   Calculation of ratio of earnings to fixed charges.**

24                   Power of attorney.**



________________________________
*       SEC File No. 1-4040.
**      Filed herewith.















                                     E-2



                                                           Exhibit 12

SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

Year Ended December 31,               1994         1993           1992
(dollars in millions)

INCOME BEFORE INCOME TAXES           $ 62.3       $ 60.8        $ 164.2



PLUS FIXED CHARGES:
   Interest                           190.5        177.6          427.6
   Amortization of debt
      discount and expense             28.0         58.5           55.2
                                    -------      -------        -------

   TOTAL FIXED CHARGES                218.5        236.1          482.8
                                    -------      -------        -------


EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                $ 280.8      $ 296.9        $ 647.0
                                    =======      =======        =======

RATIO OF EARNINGS TO FIXED
   CHARGES                             1.29         1.26           1.34

                                                           Exhibit 24

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS ROEBUCK ACCEPTANCE CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint JAMES
A. BLANDA, RICHARD F. KOTZ, KEITH E. TROST, GEORGE F. SLOOK, STEPHEN D. CARP and NANCY HOUGHTON-LYNCH, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said to attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name in the name and on behalf of the Corporation or as director or officer, or both, of the Corporation, as indicated below opposite his signature, to annual reports on Form 10-K or any amendment or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has subscribed these presents, as of this 24th day of March, 1995.

     NAME                                         TITLE


/s/ Keith E. Trost                      Director and President
                                          (Principal Executive Officer)

/s/ Stephen D. Carp                     Vice President, Finance
                                          and Assistant Secretary
                                          (Principal Financial
                                          and Accounting Officer)

/s/ James A. Blanda                     Director


/s/ James D. Constantine                Director


/s/ Alan J. Lacy                        Director


/s/ Alice M. Peterson                   Director


/s/ Larry R. Raymond                    Director


/s/ George F. Slook                     Director