Form 10-Q
period 1995-03-31
SEARS ROEBUCK ACCEPTANCE CORP
filed 1995-05-15
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

   As of April 30, 1995, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.






                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         MARCH 31, 1995



                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            March 31, 1995 and 1994
            and December 31, 1994  (unaudited)             1

        Statements of Income
            Three Months ended
            March 31, 1995 and 1994 (unaudited)            2

        Statements of Cash Flows
            Three Months ended March 31, 1995
            and 1994 (unaudited)                           3

        Notes to Financial Statements (unaudited)         4,5

        Independent Certified Public Accountants'
            Review Report                                  6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8


















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION
                          (unaudited)

millions                             March 31,       December 31,
                                  1995       1994       1994
                               ---------  ---------   ---------

Assets
Notes of Sears                 $ 6,072.0  $ 3,901.0   $ 6,842.5
Customer receivable balances
  purchased from Sears              82.6       87.1        81.5
Cash and invested cash             277.3      676.2       102.1
Other assets                         3.4        3.0         5.1
                               ---------  ---------   ---------
  Total assets                 $ 6,435.3  $ 4,667.3   $ 7,031.2
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $32.0, $7.5 and $22.3)       $ 4,221.4  $ 2,914.3   $ 4,912.9
Agreements with bank
  trust departments                139.4      106.8        87.4
Zero coupon notes                    --       392.3         --
Intermediate-term loans            870.0      100.0       845.0
Accrued interest and
  other liabilities                 13.1        9.0         8.2
Deferred federal income taxes        --         1.0         --
                               ---------  ---------   ---------
  Total liabilities              5,243.9    3,523.4     5,853.5
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --         --          --
Retained income                  1,156.4    1,108.9     1,142.7
                               ---------  ---------   ---------
  Total stockholder's equity     1,191.4    1,143.9     1,177.7
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 6,435.3  $ 4,667.3   $ 7,031.2
                               =========  =========   =========



See notes to financial statements

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

millions                              Three Months Ended
                                           March 31,
                                        1995         1994
                                      -------      -------

Revenues

Earnings on notes of Sears            $  99.0      $  45.9
Earnings on customer receivable
  balances purchased from Sears           1.7          1.7
Earnings on invested cash                 5.1          3.5
                                      -------      -------
  Total revenues                        105.8         51.1
                                      -------      -------



Expenses

Interest and amortization of debt
  discount and expense                   84.2         40.3
Operating expenses                        0.6          0.8
                                      -------      -------
  Total expenses                         84.8         41.1
                                      -------      -------


Income before income taxes               21.0         10.0
Income taxes                              7.3          3.6
                                      -------      -------

Net Income                            $  13.7      $   6.4
                                      =======      =======

Ratio of earnings to fixed charges       1.25         1.25




See notes to financial statements







                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                    Three Months Ended
                                                 March 31,
                                             1995        1994
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $    13.7   $     6.4
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             0.1        12.6
    Decrease in deferred federal income
      taxes                                     --         (2.0)
    Decrease in other assets                    1.6         --
    Increase (decrease) in other liabilities    4.9        (1.6)
                                          ---------   ---------
Net cash provided by operating activities      20.3        15.4

Cash flows from investing activities:
Decrease(increase) in notes of Sears          770.5      (497.1)
(Increase) decrease in receivable balances
  purchased from Sears                         (1.1)        0.9
                                          ---------   ---------
Net cash provided by (used in)
  investing activities                        769.4      (496.2)

Cash flows from financing activities:
(Decrease) increase in commercial paper,
  primarily 90 days or less                  (691.5)      439.3
Increase (decrease) in agreements with
  bank trust departments                       52.0       (33.0)
Proceeds from issuance of
    intermediate-term loans                    25.0       100.0
                                          ---------   ---------
Net cash (used in) provided by
  financing activities                       (614.5)      506.3
                                          ---------   ---------
Net increase in cash and
  invested cash                               175.2        25.5
Cash and invested cash at beginning
  of period                                   102.1       650.7
                                          ---------   ---------
Cash and invested cash at end of period   $   277.3   $   676.2
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the year ended December 31, 1994, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2.  Credit Facilities as of March 31, 1995

Expiration Date                                      (millions)
- ---------------------------------------------------------------
June 1999                                              $4,500

September 1995                                            200

October 1995                                               32

December 1995                                             350

- -------------------------------------------------------------
Total credit facilities                                $5,082
=============================================================









3.Intermediate-term loans

     SRAC borrowed $25 million of intermediate-term loans in the first quarter of 1995. SRAC's intermediate-term loans with private institutions were as follows at March 31, 1995:

Term                                                (millions)
- --------------------------------------------------------------
Loans expiring in 1996                                 $200
Loans expiring in 1997                                  320
Loans expiring in 1998                                   25
Loans expiring in 1999                                  325
- --------------------------------------------------------------
Total loans                                            $870
==============================================================

The rates on most of these variable rate intermediate-term loans are set periodically at Libor plus a set basis point spread. The average weighted rate on the intermediate-term loans in the first quarter of 1995 was 6.43%.




































INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial
Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of March 31, 1995 and 1994, and the related Statements of Income and Cash Flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Statement of Financial Position of Sears Roebuck Acceptance Corp. as of December 31, 1994, and the related Statements of Income, Stockholder's Equity and Cash Flows for the year then ended (not presented herein); and in our report dated January 26, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Financial Position as of December 31, 1994 is fairly stated, in all material respects, in relation to the Statement of Financial Position from which it has been derived.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 12, 1995





                 SEARS ROEBUCK ACCEPTANCE CORP.

           ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     During the first quarter of 1995, Sears Roebuck Acceptance Corp.'s revenues increased 107.1% to $105.8 million from $51.1 million in the comparable 1994 period. SRAC's revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. and invested cash. The increase in revenue is primarily attributable to a $2.1 billion or 46.7% increase in SRAC's average earning assets compared to the first quarter of 1994 as a result of Sears increased funding requirements. Additionally, rates on SRAC's earning assets increased due to an increase in short-term interest rates.

     SRAC's interest and related expenses increased 108.9% to $84.2 million from $40.3 million for the first quarter of 1994. SRAC's cost of short-term funds averaged 6.14%, a 269 basis point increase from 3.45% for the first three months of last year. SRAC's short-term borrowings averaged $4.6 billion, a 53.3% increase from the 1994 first quarter average of $3.0 billion. Commercial paper outstanding was $4.2 billion at March 31, 1995.

     In March 1995, SRAC filed a registration statement with the Securities and Exchange Commission for the registration of debt securities. SRAC anticipates that borrowings will increase during 1995 as Sears continues to refinance a portion of its maturing long-term borrowings.

     SRAC's net income increased 114.1% for the first quarter of 1995 to $13.7 million from $6.4 million in 1994. SRAC's ratio of earnings to fixed charges was 1.25 for the first quarter of 1995 and 1994.



















                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           There were no reports on Form 8-K
                           filed during the three months
                           ended March 31, 1995.































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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Stephen D. Carp
                              ------------------

                              Stephen D. Carp
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial officer
                              authorized officer of Registrant)







May 15, 1995













                          EXHIBIT INDEX



12   -   Calculation of ratio of earnings to fixed charges

15   -   Acknowledgement of awareness from Deloitte & Touche LLP,
         dated April 12, 1995, concerning unaudited interim financial information.










































                                                            Exhibit 12
SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                  Three Months Ended  March 31,
(MILLIONS)                          1995                  1994

INCOME BEFORE INCOME TAXES         $ 21.0               $ 10.0

PLUS FIXED CHARGES:

   Interest                          82.7                 25.6


   Amortization of debt
    discount and expense              1.5                 14.7
                                   -------              -------
                                     84.2                 40.3
                                   -------              -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES               $105.2               $ 50.3
                                   =======              =======

RATIO OF EARNINGS TO FIXED
   CHARGES                           1.25                 1.25






















                                                         EXHIBIT 15


Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 31, 1995 and 1994, as indicated in our report dated April 12, 1995, because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, incorporated by reference in Registration Statement No. 33-58139 on Form S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 12, 1995