Form 10-Q
period 1995-06-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 1995-08-14
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

   As of July 31, 1995, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.





                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         JUNE 30, 1995



                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            June 30, 1995 and 1994
            and December 31, 1994  (unaudited)             1

        Statements of Income
            Three and Six Months ended
            June 30, 1995 and 1994 (unaudited)             2

        Statements of Cash Flows
            Six Months ended June 30, 1995
            and 1994 (unaudited)                           3

        Notes to Financial Statements (unaudited)         4,5

        Independent Certified Public Accountants'
            Review Report                                  6

  Item 2.   Analysis of Results of Operations             7,8

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               9

















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION
                          (unaudited)

millions                             June 30,       December 31,

                                  1995       1994       1994
                               ---------  ---------   ---------

Assets

Notes of Sears                 $ 7,154.3  $ 4,772.3   $ 6,842.5
Customer receivable balances
  purchased from Sears              89.5       73.0        81.5
Cash and invested cash             278.8      335.8       102.1
Other assets                         7.4        3.0         5.1
                               ---------  ---------   ---------
  Total assets                 $ 7,530.0  $ 5,184.1   $ 7,031.2
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $28.9, $12.7 and $22.3)      $ 4,971.0  $ 3,678.3   $ 4,912.9
Agreements with bank
  trust departments                144.0       98.1        87.4
Term Debt                        1,199.0      250.0       845.0
Accrued interest and
  other liabilities                  8.5        6.5         8.2
Deferred federal income taxes        --       --          --
                               ---------  ---------   ---------
  Total liabilities              6,322.5    4,032.9     5,853.5
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --         --          --
Retained income                  1,172.5    1,116.2     1,142.7
                               ---------  ---------   ---------
  Total stockholder's equity     1,207.5    1,151.2     1,177.7
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 7,530.0  $ 5,184.1   $ 7,031.2
                               =========  =========   =========


See notes to financial statements



                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

    millions                         Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1995       1994      1995       1994
                                     -------    -------    -------   -------
    Revenues

    Earnings on notes of Sears      $ 120.9    $  52.6   $ 219.9   $  98.5
    Earnings on customer receivable
      balances purchased from Sears     1.7        1.3       3.4       3.0
    Earnings on invested cash           2.1        3.2       7.2       6.7
                                    -------    -------    -------   -------
    Total revenues                    124.7       57.1     230.5     108.2
                                    -------    -------    -------   -------



    Expenses

    Interest and amortization of debt
      discount and expense             99.3       45.2     183.5      85.5
    Operating expenses                  0.6        0.5       1.2       1.3
                                    -------    -------   -------   -------
    Total expenses                     99.9       45.7     184.7      86.8
                                    -------    -------   -------   -------


    Income before income taxes         24.8       11.4      45.8      21.4
    Income taxes                        8.7        4.1      16.0       7.7
                                    -------    -------   -------   -------

    Net Income                      $  16.1    $   7.3   $  29.8   $  13.7
                                    =======    =======   =======   =======

    Ratio of earnings
      to fixed charges                 1.25       1.25      1.25      1.25




See notes to financial statements







                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                    Six Months Ended
                                                 June 30,
                                             1995        1994
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $    29.8   $    13.7
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             0.3        20.6
    Decrease in deferred federal income
      taxes                                     --         (3.2)
    Increase in other assets                   (2.6)       (0.2)
    Increase in other liabilities               0.3        (4.0)
                                          ---------   ---------
Net cash provided by operating activities      27.8        26.9

Cash flows from investing activities:
(Increase) in notes of Sears                 (311.8)   (1,368.4)
(Increase) decrease in receivable balances
  purchased from Sears                         (8.0)       15.0
                                          ---------   ---------
Net cash (used in)
  investing activities                       (319.8)   (1,353.4)

Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                    58.1     1,203.3
Increase (decrease) in agreements with
  bank trust departments                       56.6       (41.7)
Proceeds from issuance of
  term debt                                   354.0       250.0
Payments for redemption of SOFNV                --       (400.0)
                                          ---------   ---------
Net cash provided by
  financing activities                        468.7     1,011.6
                                          ---------   ---------
Net increase (decrease) in cash and
  invested cash                               176.7      (314.9)
Cash and invested cash at beginning
  of period                                   102.1       650.7
                                          ---------   ---------
Cash and invested cash at end of period   $   278.8   $   335.8
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


2.  Credit Facilities as of June 30, 1995

Expiration Date                                      (millions)
---------------------------------------------------------------
June 2000                                              $4,680

June 1996                                               1,000

October 1995                                               32

-------------------------------------------------------------
Total credit facilities                                $5,712
=============================================================








3.Term Debt

     Term Debt includes intermediate-term loans, discrete underwritten debt and medium-term notes.

     SRAC borrowed $25.0 million in intermediate-term loans in the second quarter of 1995 from private institutions. The rates on most of these variable rate intermediate-term loans are set periodically at Libor plus a set basis point spread. The average weighted rate on the intermediate-term loans in the first six months of 1995 was 6.30%.

    In June 1995, $250.0 million of discrete underwritten debt was issued with a coupon rate of 6 1/2%. This debt matures on June 15, 2000 and pays interest semiannually.

    In the second quarter of 1995, SRAC issued $55.0 million of medium-term notes with a floating rate indexed to Libor.


    Total term debt balances were as follows at June 30, 1995:

Maturity                                          (millions)
--------------------------------------------------------------
 1996                                                  $200
 1997                                                   350
 1998                                                    25
 1999                                                   325
 2000                                                   299
--------------------------------------------------------------
Total                                                $1,199
==============================================================




















INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial
Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of June 30, 1995 and 1994, and the related Statements of Income for the three-month and six-month periods then ended and Cash Flows for the six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 12, 1995


              SEARS ROEBUCK ACCEPTANCE CORP.

          ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     During the second quarter of 1995, Sears Roebuck Acceptance
Corp.'s (SRAC) revenues increased 118.0% to $124.7 million from $57.1 million in the comparable 1994 period. For the first six months of 1995, revenues were up 113% to $230.5 million from $108.2 million for the comparable period in 1994. SRAC's revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. (SEARS) and invested cash. The increase in revenue is attributable to both the increase in short-term interest rates and SRAC's higher average earning assets as a result of Sears increased funding requirements. In the second quarter of 1995, the average rate on earning assets was 6.69% compared to 4.77% in the comparable 1994 period. In the first six months of 1995, the average rate on earning assets was 6.59% compared to 4.68% in 1995. SRAC's average assets were $2.7 billion higher in the second quarter and $2.4 billion higher in the first half of 1995 when compared to the same periods in 1994.

     SRAC's interest and related expenses increased 120% to $99.3 million from $45.2 million and 115% to $183.5 million from $85.5 million for the second quarter and first half of 1995, respectively, as compared to the comparable 1994 periods. SRAC's cost of short-term funds averaged 6.25% in the second quarter and 6.20% in the first six months of 1995 compared to 4.11% and 3.80% for the same periods in 1994. SRAC's short-term borrowings averaged $5.3 billion and $5.0 billion for the second quarter and first half of 1995, a 66% and 61% increase from the 1994 levels of $3.2 billion and $3.1 billion.

     SRAC's net income of $16.1 million and $29.8 million for the second quarter and first half of 1995 reflects increases of 121% and 118% from the comparable 1994 period amounts of $7.3 million and $13.7 million. SRAC's ratio of earning to fixed charges for both the second quarter and first half of 1995 was 1.25 compared to 1.25 for the comparable 1994 periods.


   In March 1995, SRAC filed a registration statement with the Securities and Exchange Commission for public issuance of term debt securities. In May 1995, SRAC amended this filing permitting it to offer up to $3.0 billion of Debt Securities. In June 1995, SRAC issued $250.0 million of discrete underwritten debt with a coupon rate of 6 1/2% and a term of five years against this registration. Additionally, SRAC initiated a $2.0 billion take-down from the above referenced filing for the issuance of medium-term notes. SRAC, a direct issuer of medium-term notes, complements the four named agents in this medium-term note program. The offering provides for a fixed or variable rate option with terms of greater than nine months. As of June 30, 1995, medium-term notes were placed with an average maturity of 3.3 years. SRAC anticipates that borrowings will increase during 1995 as Sears continues to refinance a portion of its maturing long-term borrowings.

     On June 29, 1995, SRAC amended its existing $4.5 billion syndicated credit agreement which was to terminate in June, 1999, to a $4.7 billion syndicated credit agreement terminating in June, 2000. In addition, SRAC replaced its $550 million of uniform credit agreements with a $1 billion 364-day syndicated credit agreement. The new facilities provide increased support and extend for a longer term when compared to the previous agreements. At June 30, 1995, SRAC had backup credit facilities totaling $5.7 billion.












































                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           A report on Form 8-K was filed by the
                           Registrant dated
                           June 29, 1995 (Items 5 and 7)





























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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Stephen D. Carp
                              ------------------

                              Stephen D. Carp
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial and accounting
                              officer and authorized officer of
                              Registrant)





August 14, 1995













                          EXHIBIT INDEX



12   -   Calculation of ratio of earnings to fixed charges


27   -   Financial Data Schedule












































                                                 Exhibit 12
SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                        Six Months Ended
                                            June 30,
(Millions)                            1995                1994

INCOME BEFORE INCOME TAXES          $ 45.8              $ 21.4

PLUS FIXED CHARGES:

   Interest                          180.0                70.8


   Amortization of debt
    discount and expense               3.5                14.7
                                   -------             -------
                                     183.5                85.5
                                   -------             -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                $229.3              $106.9
                                   =======             =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.25                1.25

























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