Form 10-Q
period 1995-09-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 1995-11-09
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

   As of October 31, 1995, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.





                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         September 30, 1995



                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            September 30, 1995 and 1994
            and December 31, 1994  (unaudited)             1

        Statements of Income
            Three and Nine Months ended
            September 30, 1995 and 1994 (unaudited)        2

        Statements of Cash Flows
            Nine Months ended September 30, 1995
            and 1994 (unaudited)                           3

        Notes to Financial Statements (unaudited)         4,5

        Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8



















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION
                          (unaudited)

millions                          September 30,       December 31,
                                  1995       1994       1994
                               ---------  ---------   ---------

Assets
Notes of Sears                 $ 7,981.5  $ 5,771.1   $ 6,842.5
Customer receivable balances
  purchased from Sears              85.5       70.7        81.5
Cash and invested cash             230.7      410.0       102.1
Other assets                        14.0        3.0         5.1
                               ---------  ---------   ---------
  Total assets                 $ 8,311.7  $ 6,254.8   $ 7,031.2
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $29.6, $20.7 and $22.3)      $ 4,974.7  $ 4,223.7   $ 4,912.9
Agreements with bank
  trust departments                185.2      111.1        87.4
Term Debt                        1,908.9      745.0       845.0
Accrued interest and
  other liabilities                 17.7       10.7         8.2
                               ---------  ---------   ---------
  Total liabilities              7,086.5    5,090.5     5,853.5
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --         --          --
Retained income                  1,190.2    1,129.3     1,142.7
                               ---------  ---------   ---------
  Total stockholder's equity     1,225.2    1,164.3     1,177.7
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 8,311.7  $ 6,254.8   $ 7,031.2
                               =========  =========   =========


See notes to financial statements




                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

    millions                         Three Months Ended   Nine Months Ended
                                         September 30,      September 30,
                                       1995       1994       1995       1994
                                     -------    -------    -------   -------
    Revenues

    Earnings on notes of Sears      $ 126.6    $  70.8   $ 346.5   $ 169.3
    Earnings on customer receivable
      balances purchased from Sears     2.0        1.5       5.4       4.5
    Earnings on invested cash           2.9        4.0      10.1      10.7
                                    -------    -------    -------   -------
    Total revenues                    131.5       76.3     362.0     184.5
                                    -------    -------    -------   -------



    Expenses

    Interest and amortization of debt
      discount and expense            103.6       55.0     287.1     140.5
    Operating expenses                  0.6        0.8       1.8       2.1
                                    -------    -------   -------   -------
    Total expenses                    104.2       55.8     288.9     142.6
                                    -------    -------   -------   -------


    Income before income taxes         27.3       20.5      73.1      41.9
    Income taxes                        9.6        7.4      25.6      15.1
                                    -------    -------   -------   -------

    Net Income                      $  17.7    $  13.1   $  47.5   $  26.8
                                    =======    =======   =======   =======

    Ratio of earnings
      to fixed charges                 1.26       1.37      1.25      1.30




See notes to financial statements






                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                   Nine Months Ended
                                              September 30,
                                             1995        1994
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $    47.5   $    26.8
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             0.6        20.6
    Decrease in deferred federal income
      taxes                                     --         (3.0)
    Increase in other assets                   (1.2)        --
    Increase in other liabilities               9.5         --
                                          ---------   ---------
Net cash provided by operating activities      56.4        44.4

Cash flows from investing activities:
 Increase in notes of Sears                (1,139.0)   (2,367.2)
(Increase) decrease in receivable balances
  purchased from Sears                         (4.0)       17.3
                                           ---------   ---------
Net cash  used in
  investing activities                     (1,143.0)   (2,349.9)

Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                    61.8     1,748.7
Increase (decrease) in agreements with
  bank trust departments                       97.8       (28.7)
Proceeds from issuance of
  term debt                                 1,055.6       744.8
Payments for redemption of SOFNV                --       (400.0)
                                          ---------   ---------
Net cash provided by
  financing activities                      1,215.2     2,064.8
                                          ---------   ---------
Net increase (decrease) in cash and
  invested cash                               128.6      (240.7)
Cash and invested cash at beginning
  of period                                   102.1       650.7
                                          ---------   ---------
Cash and invested cash at end of period   $   230.7   $   410.0
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

Certain reclassifications have been made in the 1994 financial statements to conform to current accounting classifications.

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


2.  Credit Facilities as of September 30, 1995

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

     As of September 30, 1995, $895 million in intermediate-term loans are outstanding with private institutions. The rates on most of these variable rate intermediate-term loans are indexed to Libor with a set basis point spread. The average weighted rate on the intermediate-term loans in the first nine months of 1995 was 6.28%

    In the first nine months of 1995, SRAC issued two discrete underwritten notes, both with face values of $250 million and coupon rates of 6 1/2% and 6 3/4%, respectively. These notes mature on June 15, 2000 and September 15, 2005 and pay interest semiannually.

     In the third quarter of 1995, SRAC issued $460 million of medium-term notes with either a floating rate indexed to Libor or a fixed rate. As of September 30, 1995, SRAC had $515 million of medium term notes outstanding with an average weighted rate of 6.30%.

    Total term debt balances were as follows at September 30, 1995:

Maturity                                          (millions)
--------------------------------------------------------------
 1996                                                  $200.0
 1997                                                   425.0
 1998                                                   150.5
 1999                                                   413.0
 2000                                                   470.6
 2005                                                   249.8
--------------------------------------------------------------
Total                                                $1,908.9
==============================================================














INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly owned subsidiary of Sears, Roebuck and Co.) as of September 30, 1995 and 1994, and the related Statements of Income for the three-month and nine-month periods then ended and Cash Flows for the nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

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



Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 12, 1995


              SEARS ROEBUCK ACCEPTANCE CORP.
          ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     During the third quarter of 1995, Sears Roebuck Acceptance
Corp.'s (SRAC) revenues increased 72% to $131.5 million from $76.3 million in the comparable 1994 period. For the first nine months of 1995, revenues were up 96% to $362.0 million from $184.5 million for the comparable period in 1994. SRAC's revenues are derived from earnings on its investments in the notes and customer receivable balances of Sears, Roebuck and Co. (SEARS) and invested cash. The increase in revenue is attributable to both the increase in short-term interest rates and SRAC's higher average earning assets as a result of Sears increased funding requirements. In the third quarter of 1995, the average rate on earning assets was 6.61% compared to 5.63% in the comparable 1994 period. In the first nine months of 1995, the average rate on earning assets was 6.59% compared to 4.94% in 1995. SRAC's average assets were $2.5 billion higher in the third quarter and $2.3 billion higher in the first nine months of 1995 when compared to the same periods in 1994.

     SRAC's interest and related expenses increased 88% to $103.6 million from $55.0 million and 104% to $287.1 million from $140.5 million for the third quarter and first nine months of 1995, respectively, as compared to the comparable 1994 periods. SRAC's cost of short-term funds averaged 6.00% in the third quarter and 6.13% in the first nine months of 1995 compared to 4.68% and 4.15% for the same periods in 1994. SRAC's short-term borrowings averaged $5.2 billion and $5.0 billion for the third quarter and first nine months of 1995, a 30% and 47% increase from the 1994 levels of $4.0 billion and $3.4 billion.

     SRAC's net income of $17.7 million and $47.5 million for the third quarter and first nine months of 1995 reflects increases of 35% and 77% from the comparable 1994 period amounts of $13.1 million and $26.8 million. SRAC's ratio of earning to fixed charges was 1.26 for the third quarter and
1.25 for the first nine months as compared to the amounts for the comparable 1994 periods of 1.37 and 1.30.

    In June 1995, SRAC issued $250.0 million of discrete underwritten debt with a coupon rate of 6 1/2% and a term of five years. In September 1995, an additional $250.0 million of discrete underwritten debt was issued with a coupon rate of 6 3/4% and a term of 10 years. Additionally, SRAC has issued $515 million of medium-term notes as of September 30, with an average maturity of 3.7 years. SRAC, a direct issuer of medium-term notes, complements the four named agents in this medium-term note program. The offering provides for a fixed or variable rate option with terms of greater than nine months. SRAC anticipates that borrowings will increase during 1995 as Sears continues to refinance a portion of its maturing long-term borrowings and meet other funding requirements.




                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           There were no reports on Form 8-K
                           filed during the three month period
                           ended September 30, 1995.





























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





November 9, 1995













                          EXHIBIT INDEX



12   -   Calculation of ratio of earnings to fixed charges

27   -   Financial Data Schedule













































                                                 Exhibit 12
SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                        Nine Months Ended
                                          September 30,
(Millions)                            1995                1994

INCOME BEFORE INCOME TAXES          $ 73.1              $ 41.9

PLUS FIXED CHARGES:

   Interest                          282.7               114.1


   Amortization of debt
    discount and expense               4.4                26.4
                                   -------             -------
                                     287.1               140.5
                                   -------             -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES               $ 360.2              $182.4
                                   =======             =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.25                1.30