Form 10-K
period 1995-12-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 1996-03-28
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             ---------------
                                FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 30, 1995

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

Registrant's telephone number, including area code:  302/888-3100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class               Name of each exchange on which registered
6 3/4 Notes due September 15, 2005     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X  .   No      .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 1996, the Registrant had 350,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.
                  DOCUMENTS INCORPORATED BY REFERENCE
                                                      Part of Form 10-K
None
                                 PART I
Item 1.    Business.

           Sears Roebuck Acceptance Corp. ("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co. ("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and, from time to time, sells customer receivables balances to, SRAC. SRAC obtains funds through the issuance of short-term and long-term debt. Short-term borrowings include commercial paper and agreements with bank trust departments. Long-term debt includes intermediate-term loans, medium-term notes and discrete underwritten debt.

           SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears. Under a letter agreement between SRAC and Sears, the interest rate on Sears notes is calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25. The yield on the investment in Sears notes is related to SRAC's borrowing costs and, as a result, SRAC's earnings fluctuate in response to movements in interest rates and changes in Sears borrowing requirements.

           SRAC's commercial paper ratings provide for first tier eligibility under the Securities and Exchange Commission regulation 2a-7. Ratings are P-1 from Moody's, F-1 from Fitch, and D-1 from Duff and Phelps. SRAC's commercial paper is also rated A-2 by Standard & Poor's.

           SRAC returned to the public term debt market in 1995 and has current long-term ratings of A2 from Moody's, A from Fitch, A from Duff and Phelps and BBB from Standard & Poor's. In January 1996, Standard & Poor's placed SRAC's BBB rating on watch with positive implications.

           In March 1995, SRAC filed a $3 billion shelf registration statement with the Securities and Exchange Commission for the public issuance of term debt securities. This expansion of securities offered allows SRAC to leverage its direct relationships with investors and benefit from direct issuance opportunities across the entire term interest rate spectrum. Subsequently, SRAC launched its return to the public term debt market with a $250 million underwritten transaction and the introduction of a continuously offered medium-term note program.

           SRAC and Sears have entered into agreements for the benefit of certain debtholders of SRAC under which Sears will, for so long as required by the applicable indentures, pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain a fixed charge ratio of no less than 1.10 and will continue to own all of the outstanding voting stock of SRAC.

           In June of 1995, SRAC amended its existing $4.5 billion syndicated credit agreement maturing in 1999, increasing the amount to $4.7 billion and extending the maturity to the year 2000. The facility is composed of 56 valued relationship banks. At year-end, 95% of the aggregate commitments of the credit facility were extended by banks rated at least A2 by Moody's or A from Standard & Poor's. Simultaneously, SRAC replaced
$550 million of uniform credit agreements with a $1.0 billion 364-day syndicated credit agreement. In December, Sears and SRAC jointly entered into a $40 million credit facility with 48 minority-owned banks. This action demonstrated a continuation of the strong commitment by the companies to support local communities across the country. These new facilities provide increased support and extend for a longer term when compared to the previous agreements. SRAC continued to provide support for 100% of commercial paper outstanding through its credit lines and highly liquid investment portfolio.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated or modified (except that SRAC's fixed charge coverage ratio may be reduced to 1.15) without the approval of such banks.

           SRAC continues to be a strongly capitalized company, with an equity position of $1.2 billion. The company's debt-to-equity ratio was 5.9:1 at the end of 1995 compared to 5.0:1 at the end of 1994.

           At February 29, 1996, SRAC had 11 employees.

Item 2.    Properties.
           None.

Item 3.    Legal Proceedings.
           None.


Item 4.    Submission of Matters to a Vote of Security Holders.
           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

           There is no established public trading market for SRAC's common stock. As of February 29, 1996, Sears owned all outstanding shares of SRAC's common stock. SRAC does not intend to pay any cash or other dividends on its common stock in the foreseeable future.

Item 6.    Selected Financial Data.

           Not applicable.


Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

           Financial Condition

           SRAC's investment in Sears notes increased to $8.4 billion at year-end 1995, from $6.8 billion at the end of 1994, due to increased funding requirements of Sears. In addition to commercial paper and intermediate-term loans, in 1995, SRAC began to issue continuously offered medium-term notes and underwritten unsecured term debt. By the close of 1995, SRAC had issued $1.4 billion in medium-term notes and $500 million in discrete underwritten transactions against a $3 billion shelf registration. As a result of these issuances, term debt increased from $845 million at the beginning of the year to $2.8 billion at the close of 1995. The sharp decline in long-term interest rates in 1995 allowed SRAC to satisfy Sears maturing debt and increased borrowing needs by extending maturities and issuing low cost fixed rate debt.

           In November 1995, in anticipation of future funding requirements, SRAC filed a second registration statement for an additional $2 billion in public term debt securities. The filing was amended and became effective in early March 1996. As of March 28, 1996, there has been no debt issued against this registration.

           Short-term borrowings decreased from $5.0 billion at the end of 1994 to $4.6 billion at the close of 1995. SRAC had investments in highly liquid short-term securities of $142.0 million at the end of 1995, as part of its liability management program.

           In January 1996, SRAC issued $250 million of discrete underwritten debt with a coupon of 6 1/8% and a term of 10 years.

           Results of Operations

           Under an agreement with Sears, SRAC is presently earning a rate on the notes of Sears providing a ratio of earnings to fixed charges of at least 1.25. SRAC's total revenues of $510.3 million increased
$227.6 million from $282.7 million in 1994, due to increases in both the average Sears note balances and the level of interest rates during 1995.

           In 1995, SRAC's average cost of short-term funds increased
149 basis points to 6.06% from 4.57% in 1994. Average outstanding short-term debt of $5,116.8 million increased $1,377.1 million from $3,739.7 million in 1994. In 1995, SRAC's average cost of long-term funds increased 98 basis points to 6.31% compared to 5.33% in 1994, due primarily to the issuance in 1995 of long-term debt with extended maturities.
Average outstanding long-term debt of $1,211.2 million increased
$851.1 million compared to $360.1 million in 1994. The increase in average outstanding debt and the higher level of interest rates during 1995, resulted in a $186.1 million, or 85%, increase in interest and related expenses to $404.6 million in 1995 from $218.5 million in 1994. SRAC's 1995 net income increased $26.9 million, or 67%, to $67.1 million from $40.2 million in 1994.

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







Item 8.    Financial Statements and Supplementary Data.




SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME
                                                 Year Ended December 31
millions                                1995         1994        1993
                                      -------      -------     -------
Revenues
--------
Earnings on notes of Sears             $490.7       $257.9      $209.1
Earnings on receivable balances
  purchased from Sears (Note 3)           7.1          6.2       105.4
Earnings on invested cash                12.3         18.4        22.6
Other revenues                            0.2          0.2         0.4
                                      -------      -------     -------
Total revenues                          510.3        282.7       337.5

Expenses
--------
Interest and amortization of
  debt discount and expense             404.6        218.5       236.1
Provision for credit losses               --           --         33.8
Operating expenses                        2.4          1.9         6.8
                                      -------      -------     -------
Total expenses                          407.0        220.4       276.7
                                      -------      -------     -------
Income before income taxes              103.3         62.3        60.8
Income taxes (Note 2)                    36.2         22.1        21.3
                                      -------      -------     -------
Net income                              $67.1        $40.2       $39.5
                                      -------      -------     -------
Ratio of earnings to fixed charges       1.26         1.29        1.26

See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION
                                                     December 31
millions                                      1995        1994
                                           ---------   ---------
Assets
------
Notes of Sears                              $8,396.4    $6,842.5
Customer receivable balances
  purchased from Sears (Note 3)                 81.2        81.5
Cash and invested cash                         143.0       102.1
Other assets                                    13.7         5.1
                                           ---------   ---------
  Total assets                              $8,634.3    $7,031.2
                                           ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $23.8 and $22.3)              $4,450.6    $4,912.9
Agreements with bank trust departments         137.0        87.4
Intermediate-term loans                        895.0       845.0
Medium-term notes                            1,383.5          -
Discrete underwritten debt                     498.9          -
Accrued interest and other liabilities          24.5         8.2
                                           ---------   ---------
   Total liabilities                         7,389.5     5,853.5
                                           ---------   ---------
Commitments (Note 9)


Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35.0        35.0
Capital in excess of par value                    -           -
Retained income                              1,209.8     1,142.7
                                           ---------   ---------
  Total stockholder's equity                 1,244.8     1,177.7
                                           ---------   ---------
  Total liabilities and
    stockholder's equity                    $8,634.3    $7,031.2
                                           ---------   ---------
See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY
                                               Year Ended December 31
millions                               1995        1994        1993
                                    --------    --------    --------
Capital stock                          $35.0       $35.0       $35.0
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                         -           -       $330.2
Return of capital paid to Sears*          -           -       (330.2)
                                    --------    --------    --------
End of year                              $-          $-         $-
                                    --------    --------    --------
Retained income:
Beginning of year                   $1,142.7    $1,102.5    $2,763.0
Net income                              67.1        40.2        39.5
Dividend paid to Sears                    -           -     (1,700.0)
                                    --------    --------    --------
End of year                         $1,209.8    $1,142.7    $1,102.5
                                    --------    --------    --------
Total stockholder's equity          $1,244.8    $1,177.7    $1,137.5
                                    --------    --------    --------

* Characterized as a dividend under Delaware General Corporation Law.


See notes to financial statements.




























SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS                             Year Ended December 31
millions                                       1995      1994      1993
                                            --------   --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                     $67.1      $40.2    $39.5
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Earnings amortization on retail customer
    receivable balances discount                  -         -     (125.9)
 Provision for credit losses                      -         -       33.8
 Depreciation, amortization and
    other noncash items                          1.2       20.9     58.7
 Decrease in deferred federal income taxes        -        (3.0)    (7.1)
 Decrease (increase) in other assets             2.4       (2.2)    (2.5)
 Increase (decrease) in other liabilities       16.3       (2.5)   (20.9)
                                            --------    --------  --------
Net cash provided by (used in)
  operating activities                          87.0       53.4    (24.4)

Cash Flows From Investing Activities
------------------------------------
(Increase) decrease in notes of Sears       (1,553.9)  (3,438.6) 5,059.5
Decrease in receivable
  balances purchased from Sears                  0.3        6.5    967.5
                                            --------   -------- --------
Net cash (used in) provided by
  investing activities                      (1,553.6)  (3,432.1) 6,027.0

Cash Flows From Financing Activities
------------------------------------
(Decrease) increase in commercial paper,
  primarily 90 days or less                   (462.3)   2,437.9 (6,040.3)
Increase (decrease) in agreements with bank
  trust departments                             49.6      (52.4)  (258.1)
Payments for redemption of zero coupon notes      -      (400.0)     -
Proceeds from issuance of long-term debt     1,920.2      844.6      -
                                             --------   -------- --------
Net cash provided by (used in)
  financing activities                       1,507.5    2,830.1 (6,298.4)
                                             --------  --------  --------
Net increase (decrease)
  in cash and invested cash                     40.9     (548.6)  (295.8)
Cash and invested cash, beginning of year      102.1      650.7    946.5
                                             --------   --------  --------
Cash and invested cash, end of year           $143.0     $102.1   $650.7
                                             --------   --------  --------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year
  Interest                                    $361.5     $231.1    $200.5
  Income taxes                                  36.8       21.7      37.1
See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and to a lesser extent purchasing outstanding customer receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper), and issuance of intermediate-term loans, medium-term notes and discrete underwritten debt.

Under a letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. Customer receivables purchased from Sears are purchased at par and are interest-bearing.

Debt discount and issue expenses are amortized on a straight-line basis over the terms of the related obligation.

The results of operations of SRAC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SRAC, whether or not such benefits would be currently available on a separate return basis.

Certain reclassifications have been made in the 1994 cash flow statement to conform to current accounting classifications. No reclassifications were necessary to be made in the 1993 cash flow statement.

For 1995, SRAC changed its fiscal year-end from December 31 to a 52 or 53 week year ending on the Saturday closest to December 31.



2. FEDERAL INCOME TAXES

millions                                     1995        1994        1993
                                           -------     -------     -------
Current                                     $36.6       $25.5       $28.4
Deferred                                     (0.4)       (3.4)       (7.1)
                                           -------     -------     -------
Financial statement income tax provision    $36.2       $22.1       $21.3
                                           -------     -------     -------
Effective income tax rates                    35%         35%         35%









3. CUSTOMER RECEIVABLE BALANCES

SRAC has purchased customer receivable balances ("CRB") from Sears. CRB are purchased with recourse at par, with SRAC earning interest on the receivables. CRB are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears. The CRB are predominately paid within 30 days.

Each month, SRAC purchases the balance increases in the CRB accounts attributable to additional credit sales and receives the collections related to the previously purchased balances. Sears pays interest to SRAC on the balances in these accounts at a rate equivalent to the prime rate.


4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC obtains funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and borrowings under agreements with bank trust departments. Selected details of SRAC's borrowings are shown below. Weighted interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.

millions                                             1995        1994
                                                  --------    --------
Commercial paper outstanding                      $4,474.4    $4,935.2
Less: Unamortized discount                            23.8        22.3
                                                  --------    --------
Commercial paper outstanding (net)                 4,450.6     4,912.9
Agreements with bank trust departments               137.0        87.4
                                                  --------    --------
Total short-term borrowings                       $4,587.6    $5,000.3
                                                  --------    --------


Average and Maximum Balances             1995                 1994
                                  -------------------   -------------------
                                            Maximum               Maximum
millions                          Average (month-end)   Average (month-end)
                                  -------------------   -------------------
Commercial paper                  $4,962.8  $5,776.6    $3,615.3  $4,912.9
Agreements with bank trust dept.     154.0     185.2       124.4     142.2
                                  -------------------   -------------------

Weighted Interest Rates                  1995                 1994
                                  -------------------   -------------------
                                  Average    Year-End   Average    Year-End
                                  -------------------   -------------------
Commercial paper                    6.07%      5.89%      4.58%       5.82%
Agreements with bank trust dept.    6.01%      5.87%      4.38%       6.06%
                                  -------------------   -------------------




5. INTERMEDIATE-TERM LOANS

As of December 30, 1995, $895 million in intermediate-term loans were outstanding with private institutions compared to $845 million at year-end 1994. The rates on most of these variable rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in 1995 was 6.23% compared to 5.41% in 1994.

As of December 30, 1995, intermediate-term loans maturing in the next five years were as follows:
                                (millions)
                 1996     1997     1998     1999    2000
                ------   ------   ------   ------  ------
                $200.0   $320.0   $25.0    $325.0   $25.0

6. MEDIUM-TERM NOTES

SRAC issued $1,383.5 million of medium-term notes with either a floating rate indexed to Libor or a fixed rate. As of December 30, 1995, SRAC had medium-terms notes outstanding with an average weighted rate of 6.25% and terms ranging from two to ten years.

As of December 30, 1995, medium-term notes maturing in the next five years were as follows:
                                (millions)
                 1996     1997     1998     1999    2000
                ------   ------   ------   ------  ------
                   -     $255.0   $285.0    $88.0  $722.8

7. DISCRETE UNDERWRITTEN DEBT

During 1995, SRAC issued two discrete underwritten notes, both with face values of $250 million and coupon rates of 6 1/2% and 6 3/4%, respectively. These notes mature on June 15, 2000 and September 15, 2005 and pay interest semiannually.

8. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and credit lines. SRAC's investment portfolio fluctuated from zero to a high of $987.7 million throughout 1995. Credit facilities as of December 30, 1995 were as follows:

Expiration Date                                         (millions)
------------------------------------------------------------------
June 2000                                                 $4,680.0
June 1996                                                  1,000.0
December 1996                                                 40.0
------------------------------------------------------------------
Total credit facilities                                   $5,720.0
==================================================================
Commitment fees are paid on the unused portions of the above credit facilities. The annualized fees at December 30, 1995 on these lines were $4.9 million.

9. LETTERS OF CREDIT AND OTHER COMMITMENTS

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At December 30, 1995, letters of credit totaling $121.0 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit which, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

SRAC issues standby letters of credit on behalf of its affiliate, Western Auto Supply Company ("Western Auto"), which are used by Western Auto to secure its obligation to repurchase any defaulted account receivables sold to a financial institution. At December 30, 1995, a $73.0 million standby letter of credit was outstanding.

Under the terms of a 1986 agreement, Sears agreed to make all payments required to be made by SRAC to Sears Overseas Finance N.V. ("SOFNV") in accordance with certain loan agreements between SRAC and SOFNV. SRAC remains liable to SOFNV for such loan agreements, which total
$342.8 million as of December 30, 1995. The terms of the loan agreements with SOFNV were negotiated between related parties; accordingly, the fair value of these instruments are not provided.


10.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in the Notes of Sears and purchases customer receivable balances from Sears. These transactions are negotiated between related parties; accordingly, the fair value of these instruments are not provided.

SRAC's other financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such, their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to the Company on similar borrowings. The fair value of these financial instruments are as follows:

---------------------------------------------------------------------------
                                                                December 31
---------------------------------------------------------------------------
                                            1995                  1994
---------------------------------------------------------------------------
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value     Value
---------------------------------------------------------------------------
Medium-term notes                     1,383.5   1,413.6        -         -
Discrete underwritten debt              498.9     516.7        -         -











11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                         First        Second          Third        Fourth
                        Quarter       Quarter        Quarter       Quarter
                      1995   1994   1995   1994    1995   1994   1995   1994
(millions)            ------------- -------------  ------------ -------------
Operating Results
Combined earnings from
  Sears notes and CRB  $100.7 $47.6 $122.6 $53.9   $128.6 $72.3  $145.9 $90.3
Total Revenues          105.8  51.1  124.7  57.1    131.5  76.3   148.3  98.2

Interest & related
  expenses               84.2  40.3   99.3  45.2    103.6  55.0   117.5  78.0
Total expenses           84.8  41.1   99.9  45.7    104.2  55.8   118.1  77.8
Income before
  income taxes           21.0  10.0   24.8  11.4     27.3  20.5    30.2  20.4

Net income               13.7   6.4   16.1   7.3     17.7  13.1    19.6  13.4

Ratio of earnings to
  fixed charges          1.25  1.25   1.25  1.25     1.26  1.37    1.26  1.26
(billions)
Averages
Earning assets*          $6.6 $ 4.5   $7.5  $4.8     $7.9  $5.4    $9.0  $6.7
Short-term debt           4.6   3.0    5.3   3.2      5.2   4.0     5.4   4.7
Cost of
  short-term debt        6.14% 3.45%  6.25% 4.11%   6.00% 4.68%   5.93% 5.45%

*Notes and receivable balances of Sears and invested cash.


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

           (b)  Reports on Form 8-K:
                   A current report on Form 8-K for November 4, 1995 was filed with the Securities and Exchange Commission on November 29, 1995 to report under item 7, the establishment of the Form of Fixed Rate-Put Option Note Series I as provided in the indenture dated as of May 15, 1995.

                   A current report on Form 8-K for June 8, 1995 was filed with the Securities and Exchange Commission on October 27, 1995 to report under item 5 regarding underwriting agreements executed in June and September 1995 for the issuance of two discrete debt offerings for $250 million with a coupon of 6 1/2% and 6 3/4% maturing on June 15, 2000 and September 15, 2005, and a distribution agreement for Medium-Term Notes Series I dated
                   June 15, 1995. Item 7 of this filing also reported the underwriting, pricing, and distribution agreements and related note forms for these offerings.

























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

March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
Stephen D. Carp*           Vice President, Finance       ) March 28, 1996
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
James A. Blanda*           Director                      )
                                                         )
                                                         )
James D. Constantine*      Director                      )
                                                         )
                                                         )
Alan J. Lacy*              Director                      )
                                                         )
                                                         )
Alice M. Peterson*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
George F. Slook*           Director                      )


*By \s\ Stephen D. Carp Individually and as Attorney-in-Fact




                 SEARS ROEBUCK ACCEPTANCE CORP.

                 INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE

STATEMENTS OF INCOME                                                 5

STATEMENTS OF FINANCIAL POSITION                                     6

STATEMENTS OF STOCKHOLDER'S EQUITY                                   7

STATEMENTS OF CASH FLOWS                                             8

NOTES TO FINANCIAL STATEMENTS                                      9-14

INDEPENDENT AUDITORS' REPORT                                       S-2

INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors of
   Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 30, 1995 and December 31, 1994, and the related Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
January 19, 1996
Philadelphia, Pennsylvania

                EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at February 6, 1996.**

4(a) $4,680,000,000 Amended Credit Agreement dated as of June 29, 1995 among the Registrant, the Banks listed on the signature pages thereof, the Managing Agent, Co-Arrangers, Co-Agent and Lead Managers referred to therein and Morgan Guaranty Trust Company of New York, as Agents [Incorporated by reference to exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 29, 1995*].

4(b)            $1,000,000,000 Credit Agreement dated
                as of June 29, 1995 among the Registrant, the Banks listed on the signature pages thereof, the Managing Agent, Co-Arrangers, Co-Agent and Lead Managers referred to therein and Morgan Guaranty Trust Company of New York, as Agents [Incorporated by reference to exhibit 4(b) to Registrant's Current Report on Form 8-K dated June 29, 1995*].

4(c) Form of Registrant's Investment Note Agreement. [Incorporated by reference to Exhibit 4(c) to Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992*].

4(d) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

4(e)            Form of 6 1/2% Note.***

4(f)            Form of Fixed-Rate Medium-Term Note Series I.***

4(g)            Form of Floating Rate Medium-Term Note Series I.***

4(h)            Form of 6 3/4% Note.***

4(i)            Fixed Charge Coverage and Ownership Agreement dated
                May 15, 1995 between Sears, Roebuck and Co. and the
                Registrant.***
----------------------------------
*   Sec File No. 1-4040
**  Filed herewith.
*** [Incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 8, 1995, File No. 1-4040.]

                                  E-1





                EXHIBIT INDEX (cont'd)

4(j) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank, NA [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 33-64215].

4(k) Extension Agreement dated March 1, 1996, between Sears, Roebuck and Co. and the Registrant.**

10(a) Letter Agreement dated as of October 17, 1991 between Registrant and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991*].

10(b) Letter Agreement dated as of September 2, 1986 between Registrant and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 2, 1986*].

10(c)(1)        Agreement to Issue Letters of Credit dated
                December 3, 1985 between Sears, Roebuck and Co. and
                Registrant [Incorporated by reference to Exhibit 10(i)(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].

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

12              Calculation of ratio of earnings to fixed charges.**

23              Consent of Deloitte and Touche LLP.**

24              Power of attorney.**
__________________________
*   SEC File No. 1-4040.
**  Filed herewith.
*** [Incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 8, 1995, File No. 1-4040.]

                                      E-2














                                                           Exhibit 12

SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                      1995         1994           1993

(dollars in millions)

INCOME BEFORE INCOME TAXES           $103.3       $ 62.3        $  60.8

PLUS FIXED CHARGES:

   Interest                           398.4        190.5          177.6

   Amortization of debt
      discount and expense              6.2         28.0           58.5
                                     -------      -------        -------


TOTAL FIXED CHARGES                   404.6        218.5          236.1
                                     -------      -------        -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                $ 507.9      $ 280.8        $ 296.9
                                     =======      =======        =======

RATIO OF EARNINGS TO FIXED
   CHARGES                             1.26         1.29           1.26