Form 10-Q
period 1996-03-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 1996-05-10
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

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

   As of April 30, 1996, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.





                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         MARCH 30, 1996



                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position (unaudited)
            March 30, 1996 and March 31, 1995
            and December 30, 1995                          1

        Statements of Income(unaudited)
            Three Months ended
            March 30, 1996 and March 31, 1995              2

        Statements of Cash Flows (unaudited)
            Three Months ended March 30, 1996
            and March 31, 1995                             3

        Notes to Financial Statements (unaudited)         4,5

        Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8

















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION
                          (unaudited)

millions                       March 30,  March 31,    Dec. 30,
                                  1996       1995        1995
                               ---------  ---------   ---------

Assets
Notes of Sears                 $ 8,824.3  $ 6,072.0   $ 8,396.4
Customer receivable balances
  purchased from Sears              68.9       82.6        81.2
Cash and invested cash             427.5      277.3       143.0
Other assets                        17.4        3.4        13.7
                               ---------  ---------   ---------
  Total assets                 $ 9,338.1  $ 6,435.3   $ 8,634.3
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $24.3, $32.0 and $23.8)      $ 4,380.9  $ 4,221.4   $ 4,450.6
Agreements with bank
  trust departments                124.1      139.4       137.0
Intermediate-term loans            870.0      870.0       895.0
Medium-term notes                1,893.7        --      1,383.5
Discrete underwritten debt         748.1        --        498.9
Accrued interest and
  other liabilities                 56.5       13.1        24.5
                               ---------  ---------   ---------
  Total liabilities              8,073.3    5,243.9     7,389.5
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value       --         --          --
Retained income                  1,229.8    1,156.4     1,209.8
                               ---------  ---------   ---------
  Total stockholder's equity     1,264.8    1,191.4     1,244.8
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $ 9,338.1  $ 6,435.3   $ 8,634.3
                               =========  =========   =========


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

millions                               Three Months Ended
                                     March 30,    March 31,
                                       1996         1995
                                     --------     --------

Revenues

Earnings on notes of Sears       g     $ 144.9      $  99.0
Earnings on customer receivable
  balances purchased from Sears           1.5          1.7
Earnings on invested cash                 2.4          5.1
                                      -------      -------
  Total revenues                        148.8        105.8
                                      -------      -------



Expenses

Interest and amortization of debt
  discount and expense                  117.6         84.2
Operating expenses                        0.5          0.6
                                      -------      -------
  Total expenses                        118.1         84.8
                                      -------      -------


Income before income taxes               30.7         21.0
Income taxes                             10.7          7.3
                                      -------      -------

Net income                            $  20.0      $  13.7
                                      =======      =======

Ratio of earnings to fixed charges       1.26         1.25




See notes to financial statements.







                SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                    Three Months Ended
                                          March 30,   March 31,
                                             1996        1995
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $    20.0   $    13.7
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             0.8         0.1
    Decrease in other assets                    0.1         1.6
    Increase in other liabilities              32.0         4.9
                                          ---------   ---------
Net cash provided by operating activities      52.9        20.3

Cash flows from investing activities:
(Increase) decrease in notes of Sears        (427.9)      770.5
Decrease (increase) in receivable balances
  purchased from Sears                         12.3        (1.1)
                                          ---------   ---------
Net cash (used in) provided by
  investing activities                       (415.6)      769.4

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                   (69.7)     (691.5)
(Decrease) increase in agreements with
  bank trust departments                      (12.9)       52.0
Proceeds from issuance of
  intermediate-term loans, medium-term
  notes, and discrete underwritten debt       754.8        25.0
Payments for redemption of
  intermediate-term loans, medium-term
  notes, and discrete underwritten debt       (25.0)        --
                                          ---------   ---------
Net cash provided by (used in)
  financing activities                        647.2      (614.5)
                                          ---------   ---------
Net increase in cash and invested cash        284.5       175.2
Cash and invested cash at beginning
  of period                                   143.0       102.1
                                          ---------   ---------
Cash and invested cash at end of period   $   427.5   $   277.3
                                          =========   =========
See notes to financial statements.




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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the year ended December 30, 1995, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2.  Credit Facilities as of March 30, 1996

Expiration Date                                     (millions)
- -------------------------------------------------------------
June 2000                                              $4,680

June 1996                                               1,000

December 1996                                              40
- -------------------------------------------------------------
Total credit facilities                                $5,720
=============================================================








3.  Intermediate-term loans

     In both the first quarter of 1996 and 1995, $870.0 million in intermediate-term loans were outstanding with private institutions. The rates on most of these variable rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first quarter of 1996 was 5.78% compared to 6.43% in the comparable 1995 period.

As of March 30, 1996, intermediate-term loans maturing in the next five years were as follows:

(millions)       1996      1997      1998      1999      2000
- ---------------------------------------------------------------
Total          $200.0    $295.0     $25.0     $325.0    $25.0
- ---------------------------------------------------------------

4.  Medium-term notes

SRAC issued $510.2 million of medium-term notes in the first quarter of 1996 with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first quarter of 1996 was 6.08% with terms ranging from one to ten years.

As of March 30, 1996, medium-term notes maturing in the next five years were as follows:

(millions)       1996      1997      1998      1999      2000
- ---------------------------------------------------------------
Total            $--      $267.0    $334.5    $185.0    $722.8
- ---------------------------------------------------------------

5.  Discrete underwritten debt

SRAC issued $250.0 million of discrete underwitten debt in the first quarter of 1996. As of March 30, 1996, SRAC had three discrete underwritten notes outstanding with face values totaling
$750.0 million and terms ranging from five to ten years.
Discrete underwitten debt pays interest semiannually.

As of March 30, 1996, discrete underwritten debt is comprised of the following:

                         (millions)
- -----------------------------------
6 1/2% Notes, due 2000      $250.0
6 3/4% Notes, due 2005      $250.0
6 1/8% Notes, due 2006      $250.0




INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of March 30, 1996 and March 31, 1995, and the related Statements of Income and Cash Flows for the three-month periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Statement of Financial Position of Sears Roebuck Acceptance Corp. as of December 30, 1995, and the related Statements of Income, Stockholder's Equity and Cash Flows for the year then ended (not presented herein); and in our report dated January 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Financial Position as of December 30, 1995 is fairly stated, in all material respects, in relation to the Statement of Financial Position from which it has been derived.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 11, 1996





                 SEARS ROEBUCK ACCEPTANCE CORP.

           ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     During the first quarter of 1996, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 40.6% to $148.8 million from $105.8 million in the comparable 1995 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to a $2.7 billion or 40.9% increase in SRAC's average earning assets compared to the first quarter of 1995 as a result of Sears increased funding requirements.

     SRAC's interest and related expenses increased 39.7% to $117.6 million from $84.2 million for the first quarter of 1995 due to an increase in average outstanding debt. SRAC's short-term borrowings averaged $4.8 billion, a 4.3% increase from the 1995 first quarter average of $4.6 billion. SRAC's cost of short-term funds averaged 5.57%, a 57 basis point decrease from 6.14% for the first three months of last year. Average outstanding long-term debt of $3.2 billion in the first quarter of 1996 increased $2.3 billion compared to $0.9 billion in the comparable 1995 period.

     In early March 1996, the registration statement filed in November 1995 for an additional $2 billion in public term debt securities became effective. As of March 30, 1996, there has been no debt issued against this registration. SRAC anticipates that borrowings will increase during 1996 as Sears continues to refinance a portion of its maturing long-term borrowings and fund its asset growth.

     In April 1996, in anticipation of future borrowings, SRAC received a capital infusion of $150 million from Sears which provides additional strength to SRAC's balance sheet.

     SRAC's net income increased 46.0% for the first quarter of 1996 to $20.0 million from $13.7 million in 1995. SRAC's ratio of earnings to fixed charges was 1.26 and 1.25 for the first quarter of 1996 and 1995.













                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           A report on Form 8-K was filed by the
                           Registrant dated January 23, 1996
                           (Items 5 and 7)





















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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Stephen D. Carp
                              -------------------


                              Stephen D. Carp
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial and accounting
                              officer and authorized officer of
                              Registrant)







May 10, 1996











                          EXHIBIT INDEX



12   -  Calculation of ratio of earnings to fixed charges

15   -  Acknowledgement of awareness from Deloitte & Touche, LLP, dated May 10, 1996, concerning unaudited financial information.

27   -  Financial Data Schedule










































                                                       Exhibit 12
SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                        Three Months Ended
                                 March 30,             March 31,
(MILLIONS)                          1996                  1995
                                 ---------             ---------

INCOME BEFORE INCOME TAXES          $ 30.7                $ 21.0


PLUS FIXED CHARGES:

   Interest                          115.5                  82.7

   Amortization of debt
    discount and expense               2.1                   1.5
                                   -------               -------

   Total fixed charges               117.6                  84.2

                                   -------               -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                $148.3                $105.2

                                   =======               =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.26                  1.25


















                                                     EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 30, 1996 and March 31, 1995, as indicated in our report dated April 11, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
March 30, 1996, is incorporated by reference in Registration
Statement Nos. 33-58139 and 33-64215 on Form S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 10, 1996