Form 10-Q
period 1996-09-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 1996-11-08
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                               OR

   ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

   As of October 31, 1996, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







                 SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         SEPTEMBER 28, 1996




                                                        Page No.
PART 1.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
            September 28, 1996 and September 30, 1995
            (unaudited) and December 30, 1995 (audited)    1

        Statements of Income (unaudited)
            Three and Nine Months ended
            September 28, 1996 and September 30, 1995      2

        Statements of Cash Flows (unaudited)
            Nine Months ended September 28, 1996
            and September 30, 1995                         3

        Notes to Financial Statements (unaudited)         4,5

        Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8
















                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION
                          (unaudited)
                                                      (audited)

millions                       Sept. 28,  Sept. 30,    Dec. 30,
                                 1996       1995        1995
                               ---------  ---------   ---------

Assets
Notes of Sears                 $11,677.3  $ 7,981.5   $ 8,396.4
Customer receivable balances
  purchased from Sears              95.5       85.5        81.2
Cash and invested cash             342.0      230.7       143.0
Other assets                        84.9       14.0        13.7
                               ---------  ---------   ---------
  Total assets                 $12,199.7  $ 8,311.7   $ 8,634.3
                               =========  =========   =========
Liabilities
Commercial paper (net of
  unamortized discount of
  $22.8, $29.6 and $23.8)      $ 4,660.2  $ 4,974.7   $ 4,450.6
Agreements with bank
  trust departments                 70.6      185.2       137.0
Intermediate-term loans            945.0      895.0       895.0
Medium-term notes                3,772.7      515.0     1,383.5
Discrete underwritten debt         998.2      498.9       498.9
Accrued interest and
  other liabilities                 93.2       17.7        24.5
                               ---------  ---------   ---------
  Total liabilities             10,539.9    7,086.5     7,389.5
                               ---------  ---------   ---------
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35.0       35.0        35.0
Capital in excess of par value     350.1         --          --
Retained income                  1,274.7    1,190.2     1,209.8
                               ---------  ---------   ---------
  Total stockholder's equity     1,659.8    1,225.2     1,244.8
                               ---------  ---------   ---------
Total liabilities and
  stockholder's equity         $12,199.7  $ 8,311.7   $ 8,634.3
                               =========  =========   =========

See notes to financial statements.



                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

    millions                        Three Months Ended    Nine Months Ended
                                   Sept. 28,   Sept. 30,  Sept. 28, Sept. 30,
                                     1996        1995       1996      1995
                                   -------     -------    -------   -------
    Revenues

    Earnings on notes of Sears      $ 171.7    $ 126.6    $ 472.5   $ 346.5
    Earnings on customer receivable
      balances purchased from Sears     1.9        2.0        5.3       5.4
    Earnings on invested cash           3.0        2.9        7.9      10.1
                                    -------    -------    -------   -------
    Total revenues                    176.6      131.5      485.7     362.0
                                     -------    -------    -------   -------



    Expenses

    Interest and amortization of debt
      discount and expense            139.5      103.6      384.7     287.1
    Operating expenses                  0.4        0.6        1.2       1.8
                                    -------    -------    -------   -------
    Total expenses                    139.9      104.2      385.9     288.9
                                     -------    -------   -------   -------


    Income before income taxes         36.7       27.3       99.8      73.1
    Income taxes                       12.8        9.6       34.9      25.6
                                    -------    -------    -------   -------

    Net income                      $  23.9    $  17.7    $  64.9   $  47.5
                                    =======    =======    =======   =======

    Ratio of earnings
      to fixed charges                 1.26       1.26       1.26      1.25




See notes to financial statements.




                     SEARS ROEBUCK ACCEPTANCE CORP.

                       STATEMENTS OF CASH FLOWS
                           (unaudited)

millions                                     Nine Months Ended
                                          Sept. 28,   Sept. 30,
                                             1996        1995
                                          ---------   ---------
Cash flows from operating activities:
Net income                                $    64.9   $    47.5
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             3.0         0.6
    Increase in other assets                  (58.8)       (1.2)
    Increase in other liabilities              68.7         9.5
                                          ---------   ---------
Net cash provided by operating activities      77.8        56.4

Cash flows from investing activities:
(Increase) in notes of Sears               (3,280.9)   (1,139.0)
(Increase) in receivable balances
  purchased from Sears                        (14.3)       (4.0)
                                          ---------   ---------
Net cash (used in) investing activities    (3,295.2)   (1,143.0)

Cash flows from financing activities:
 Increase in commercial paper,
  primarily 90 days or less                   209.6        61.8
(Decrease) increase in agreements with
  bank trust departments                      (66.4)       97.8
Proceeds from issuance of
  intermediate-term loans, medium-term
  notes, and discrete underwritten debt     2,948.2     1,055.6
Payments for redemption of
  intermediate-term loans, medium-term
  notes, and discrete underwritten debt       (25.0)        --
Proceeds from capital infusions               350.0         --
                                          ---------   ---------
Net cash provided by financing activities   3,416.4     1,215.2
                                          ---------   ---------
Net increase in cash and invested cash        199.0       128.6
Cash and invested cash at beginning
  of period                                   143.0       102.1
                                          ---------   ---------
Cash and invested cash at end of period   $   342.0   $   230.7
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


2.  Credit Facilities as of September 28, 1996

Expiration Date                                     (millions)
-------------------------------------------------------------
June 2001                                              $5,000

December 1996                                              40
-------------------------------------------------------------
Total credit facilities                                $5,040
=============================================================












3.  Intermediate-term loans

     At the close of the third quarter of 1996, SRAC had $945.0 million in intermediate-term loans outstanding with private institutions compared with $895.0 million in the comparable 1995 period. The rates on most of these floating rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first nine months of 1996 was 5.83% compared to 6.28% in the comparable 1995 period.

As of September 28, 1996, intermediate-term loans maturing in the next five years were as follows:

(millions)       1996      1997      1998      1999      2000
---------------------------------------------------------------
Total          $200.0    $295.0     $25.0     $375.0    $25.0
---------------------------------------------------------------

4.  Medium-term notes

SRAC issued $2,389.2 million of medium-term notes in the first nine months of 1996 compared to $515.0 million in the 1995 comparable period. At the close of the third quarter of 1996, SRAC had $3,772.7 million of medium-term notes outstanding compared to $515.0 million in the 1995 comparable period. Medium-term notes were issued with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first nine months of 1996 was 6.21% compared to 6.30% in 1995. These notes have terms ranging from one to ten years.

As of September 28, 1996, medium-term notes maturing in the next five years were as follows:

(millions)       1996      1997      1998      1999      2000
---------------------------------------------------------------
Total            $--      $467.0    $335.0    $560.0    $577.0
---------------------------------------------------------------

5.  Discrete underwritten debt

SRAC issued $500.0 million of discrete underwitten debt in the first nine
months of 1996.   As of September 28, 1996, SRAC had four discrete underwritten notes outstanding with face values totaling $1,000.0 million and terms ranging from five to ten years. Discrete underwitten debt pays interest semiannually.

As of September 28, 1996, discrete underwritten debt is comprised of the following:
                         (millions)
-----------------------------------
6.50%  Notes, due 2000      $250.0
6.90%  Notes, due 2003      $250.0
6.75%  Notes, due 2005      $250.0
6.125% Notes, due 2006      $250.0




INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 28, 1996 and September 30, 1995, and the related Statements of Income for the three-month and nine-month periods then ended and Cash Flows for the nine-month periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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



Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 10, 1996






                 SEARS ROEBUCK ACCEPTANCE CORP.

           ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     During the third quarter of 1996, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 34.3% to $176.6 million from $131.5 million in the comparable 1995 period. For the first nine months of 1996, revenues were up 34.2% to $485.7 million from $362.0 million for the comparable 1995 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to SRAC's higher average earning assets due to Sears continued refinancing of its maturing borrowings and funding of its business growth. SRAC's average assets were $2.9 billion higher in the third quarter and $3.0 billion higher in the first nine months of 1996 when compared to the same periods in 1995.

     SRAC's interest and related expenses increased 34.7% to $139.5 million from $103.6 million and 34.0% to $384.7 million from $287.1 million for the third quarter and first nine months of 1996, respectively, as compared to the comparable 1995 periods. SRAC's cost of short-term funds averaged 5.51% in the third quarter and 5.50% in the first nine months of 1996 compared to 6.00% and 6.13% for the same periods in 1995. SRAC's short-term borrowings averaged
$4.3 billion and $4.6 billion for the third quarter and first nine months of 1996 compared to the 1995 levels of $5.2 billion and $5.0 billion. Decreases in interest expense from short-term borrowings were offset by interest related to increased long-term debt levels. SRAC's long-term debt averaged $5.0 billion and $4.1 billion in the third quarter and first nine months of 1996, compared with $1.3 billion and $0.9 billion in the third quarter and first nine months of 1995.

     In September 1996, in anticipation of future borrowings, SRAC received a capital infusion of $200 million from Sears. The capital infusion provides additional strength to SRAC's balance sheet and allows SRAC to issue additional debt given current covenant restrictions. During 1996, capital infusions totaled $350.0 million.

     SRAC's net income of $23.9 million and $64.9 million for the third quarter and first nine months of 1996 reflects increases of 35.0% and 36.6% from the comparable 1995 period amounts of $17.7 million and $47.5 million. SRAC's ratio of earnings to fixed charges for both the third quarter and first nine months of 1996 was 1.26 compared to 1.26 and 1.25 for the comparable 1995 periods.








                 SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION






     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Reports on Form 8-K were filed by the
                           Registrant dated August 2, 1996 and
                           September 5, 1996.
                           (Items 5 and 7)






























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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ Stephen D. Carp
                              -------------------

                              Stephen D. Carp
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial and accounting
                              officer and authorized officer of
                              Registrant)







November 8, 1996











                          EXHIBIT INDEX



12   -  Calculation of ratio of earnings to fixed charges

15   -  Acknowledgement of awareness from Deloitte & Touche, LLP, dated
        November 8, 1996

27   -  Financial Data Schedule











































                                                       Exhibit 12
SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                        Nine Months Ended
                                Sept. 28,            Sept. 30,
(MILLIONS)                         1996                 1995
                               ---------            ---------

INCOME BEFORE INCOME TAXES         $ 99.8              $ 73.1

PLUS FIXED CHARGES:

   Interest                         381.8               282.7

   Amortization of debt
    discount and expense              2.9                 4.4
                                  -------             -------
   Total fixed charges              384.7               287.1
                                  -------             -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES               $484.5              $360.2
                                  =======             =======

RATIO OF EARNINGS TO FIXED
   CHARGES                           1.26                1.25






















                                                     EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 30, 1996 and March 31, 1995, June 29, 1996 and June 30, 1995, and September 28, 1996 and September 30, 1995 as indicated in our reports dated April 11, 1996, July 10, 1996, and October 10, 1996 respectively; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended March 30, 1996,
June 29, 1996 and September 28, 1996 are incorporated by reference in Registration Statement Nos.33-64215 and 333-9817 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 8, 1996