Form 10-K
period 1996-12-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 1997-03-26
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             ---------------
                                FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 28, 1996

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, the Registrant had 350,000 shares of capital stock outstanding, all of which was held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.
                  DOCUMENTS INCORPORATED BY REFERENCE
                                                      Part of Form 10-K
None
                                 PART I
Item 1.    Business.

           Sears Roebuck Acceptance Corp. ("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co. ("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes and, from time to time, the sale of commercial customer receivables balances to SRAC. SRAC obtains funds through the issuance of short-term and long-term debt. Short-term borrowings include commercial paper and agreements with bank trust departments. Long-term debt includes intermediate-term loans, medium-term notes and discrete underwritten debt.

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

           SRAC's commercial paper ratings provide for first tier eligibility under the Securities and Exchange Commission's regulation 2a-7. SRAC's commercial paper ratings are P-1 from Moody's, F-1 from Fitch, D-1 from Duff and Phelps, and A-2 from Standard & Poor's.

           Long-term ratings advanced to a solid single A level in 1996 as Standard & Poor's upgraded its rating from BBB to A-. In addition, SRAC has a long-term rating of A2 from Moody's, A from Fitch, and A from Duff and Phelps.

           Two shelf registration statements totaling $6 billion became effective with the Securities and Exchange Commission for the issuance of public term debt securities for a total of $9 billion since SRAC returned to the public term debt markets in mid-1995. As anticipated, this expansion into term debt securities has allowed SRAC to leverage its direct investor relationships developed in the commercial paper market and to benefit from direct issuance opportunities.

           In early 1997, SRAC completed its first discrete unsecured underwritten debt offering in Europe. The $300 million five-year offering pays a coupon of 6.625% annually. This introduction of the SRAC name in Europe is intended to establish a foundation that will allow SRAC to issue future debt systematically overseas as a complement to its domestic funding strategy.

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

           In June of 1996, SRAC amended its $4.7 billion syndicated credit agreement originally maturing in 2000, increasing the amount to $5.0 billion and extending the maturity to 2001. This facility is composed of 49 valued relationship banks. At year-end, 96% of the aggregate commitments of the credit facility were extended by banks with long-term debt ratings of at least A2 by Moody's or A from Standard & Poor's. SRAC continued to provide support for 100% of commercial paper outstanding through its credit lines and highly liquid investment portfolio.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated or modified (except that SRAC's fixed charge coverage ratio may be reduced to 1.15) without the approval of such banks.

           SRAC received two capital infusions from Sears totaling
$350 million during 1996. The capital infusions provide additional strength to SRAC's balance sheet and allow SRAC to issue additional debt given current covenant restrictions.

           SRAC continues to be a strongly capitalized finance company, with an equity position of $1.7 billion and a debt-to-equity ratio of 6.1:1 at the end of 1996 compared to 5.9:1 at the end of 1995.

           At February 28, 1997, SRAC had 10 employees.

Item 2.    Properties.
           None.

Item 3.    Legal Proceedings.
           None.


Item 4.    Submission of Matters to a Vote of Security Holders.
           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

           There is no established public trading market for SRAC's common stock. As of February 28, 1997, Sears owned all outstanding shares of SRAC's common stock. SRAC does not intend to pay any cash or other dividends on its common stock in the foreseeable future.

Item 6.    Selected Financial Data.

           Not applicable.








Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

           Financial Condition

          SRAC's investment in Sears notes increased to $11.6 billion at year-end 1996, from $8.4 billion at the end of 1995, due to increased funding requirements of Sears. Short-term borrowings ended 1996 at $3.4 billion, a $1.2 billion reduction from last year. However, total debt outstanding increased in 1996 to $10.3 billion from $7.4 billion. The low levels of long-term interest rates allowed SRAC to satisfy increased borrowing needs by extending maturities through the issuance of cost-efficient, fixed rate unsecured term debt.

          SRAC had investments in highly liquid short-term securities of $228 million at the end of 1996, as part of its liability management program.



          Results of Operations

           Under its agreement with Sears, SRAC's earnings on the notes of Sears provide a ratio of earnings to fixed charges of at least 1.25. SRAC's total revenues of $689 million for 1996 increased 35% from $510 million in 1995, a result of the higher balance of earning assets during the year.

          In 1996, SRAC's average cost of short-term funds decreased 56 basis points to 5.50%. Average outstanding short-term debt of $4,485 million decreased $632 million from the 1995 level. The average cost of long-term funds during the year decreased 5 basis points to 6.26% due to the low level of interest rates. Average outstanding long-term debt of
$4,682 million increased by 287% from $1,211 million in 1995.

         The increase in total outstanding debt resulted in a $141 million, or 35%, increase in interest and related expenses to $546 million in 1996.

         SRAC's 1996 net income increased 37% to $92 million in 1996 from $67 million in 1995.

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


Item 8.    Financial Statements and Supplementary Data.



SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME

millions                                1996         1995        1994
                                      -------      -------     -------
Revenues
--------
Earnings on notes of Sears             $672         $491        $258
Earnings on receivable balances
  purchased from Sears                    7            7           6
Earnings on invested cash                10           12          19
                                      -------      -------     -------
Total revenues                          689          510         283

Expenses
--------
Interest and amortization of
  debt discount and expense             546          405         219
Operating expenses                        2            2           2
                                      -------      -------     -------
Total expenses                          548          407         221
                                      -------      -------     -------
Income before income taxes              141          103          62
Income taxes                             49           36          22
                                      -------      -------     -------
Net income                              $92          $67         $40
                                      -------      -------     -------
Ratio of earnings to fixed charges     1.26         1.26        1.29

See notes to financial statements.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION

millions                                      1996        1995
                                           ---------   ---------
Assets
------
Notes of Sears                             $11,609      $8,397
Commercial customer receivable
  balances purchased from Sears                 76          81
Cash and invested cash                         228         143
Other assets                                    91          14
                                         ---------   ---------
  Total assets                             $12,004      $8,635
                                         ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $18 and $24)                  $3,324      $4,451
Agreements with bank trust departments          82         137
Intermediate-term loans                        715         895
Medium-term notes                            4,834       1,384
Discrete underwritten debt                   1,298         499
Accrued interest and other liabilities          64          24
                                         ---------   ---------
   Total liabilities                        10,317       7,390
                                         ---------   ---------
Commitments


Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value                 350          -
Retained income                              1,302      1,210
                                         ---------  ---------
  Total stockholder's equity                 1,687      1,245
                                         ---------  ---------
  Total liabilities and
    stockholder's equity                   $12,004     $8,635
                                         ---------  ---------
See notes to financial statements.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY


millions                              1996        1995        1994
                                    --------    --------    --------
Capital stock                            $35         $35         $35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                         -           -           -
Capital infusions                        350          -           -
                                    --------    --------    --------
End of year                             $350         $-          $-
                                    --------    --------    --------
Retained income:
Beginning of year                     $1,210      $1,143      $1,103
Net income                                92          67          40
                                    --------    --------    --------
End of year                           $1,302      $1,210      $1,143
                                    --------    --------    --------
Total stockholder's equity            $1,687      $1,245      $1,178
                                    --------    --------    --------




See notes to financial statements.




























SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENT OF CASH FLOWS

millions                                      1996       1995      1994
                                            --------   --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                     $92      $67       $40
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                          4        1        21
Decrease in deferred federal income taxes        -        -        (3)
(Increase) decrease in other assets            (60)       3        (2)
Increase (decrease) in other liabilities        40       16        (3)
                                            --------   --------  --------
Net cash provided by
  operating activities                          76       87        53

Cash Flows From Investing Activities
------------------------------------
Increase in notes of Sears                  (3,212)  (1,554)   (3,439)
Decrease in receivable
  balances purchased from Sears                  5       -          7
                                           -------- --------  --------
Net cash used in
  investing activities                      (3,207)  (1,554)   (3,432)

Cash Flows From Financing Activities
------------------------------------
(Decrease) increase in commercial paper,
  primarily 90 days or less                 (1,127)    (462)     2,438
(Decrease) increase in agreements with bank
  trust departments                            (55)      50        (53)
Payments for redemption of zero coupon notes     -        -       (400)
Proceeds from issuance of long-term debt     4,323    1,920        845
Payments for redemption of long-term debt     (275)       -          -
Proceeds from capital infusion                 350        -          -
                                           --------  --------  --------
Net cash provided by
  financing activities                       3,216    1,508      2,830
                                           --------  --------  --------
Net increase (decrease)
  in cash and invested cash                     85       41       (549)
Cash and invested cash, beginning of year      143      102        651
                                          --------   --------  --------
Cash and invested cash, end of year           $228     $143       $102
                                          --------   --------  --------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest paid                                 $510     $362       $231
Income taxes                                    48       37         22
See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and to a lesser extent purchasing outstanding commercial customer receivable balances ("CCRB") from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper) and issuance of intermediate-term loans, medium-term notes and discrete underwritten debt.

Under a letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charge ratio of at least 1.25.

Cash and invested cash is defined to include all highly liquid investments with maturities of three months or less. Commercial customer receivables purchased from Sears are purchased at par and are interest-bearing.

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

For 1996 and 1995, SRAC changed its fiscal year-end from December 31 to a 52 or 53 week year ending on the Saturday closest to December 31. Fiscal year-ends were December 28, 1996 and December 30, 1995. SRAC changed its fiscal year-end to align itself with the year-end of Sears.



2. FEDERAL INCOME TAXES

millions                                     1996        1995        1994
                                           -------     -------     -------
Current                                       $49         $36         $25
Deferred                                       -           -           (3)
                                           -------     -------     -------
Financial statement income tax provision      $49         $36         $22
                                           -------     -------     -------
Effective income tax rates                    35%         35%         35%









3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

SRAC has purchased commercial customer receivable balances ("CCRB") from Sears. CCRB are purchased with recourse at par, with SRAC earning interest on the receivables. CCRB are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears. The CCRB are predominately paid within 30 days.

Each month, SRAC purchases the balance increases in the CCRB accounts attributable to additional credit sales and receives the collections related to the previously purchased balances.


4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC obtains funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and borrowings under agreements with bank trust departments. Selected details of SRAC's borrowings are shown below. Weighted interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.

millions                                             1996        1995
                                                  --------    --------
Commercial paper outstanding                       $3,342      $4,475
Less: Unamortized discount                             18          24
                                                 --------    --------
Commercial paper outstanding (net)                  3,324       4,451
Agreements with bank trust departments                 82         137
                                                  --------    --------
Total short-term borrowings                        $3,406      $4,588
                                                  --------    --------


Average and Maximum Balances             1996                  1995
                                  -------------------   -------------------
                                            Maximum               Maximum
millions                          Average (month-end)   Average (month-end)
                                  -------------------   -------------------
Commercial paper                   $4,388     $5,139     $4,963    $5,777
Agreements with bank trust dept.       98        144        154       185
                                 -------------------   -------------------

Weighted Average Interest Rates          1996                 1995
                                  -------------------   -------------------
                                  Average    Year-End   Average    Year-End
                                  -------------------   -------------------
Commercial paper                    5.50%      5.58%      6.07%       5.89%
Agreements with bank trust dept.    5.51%      5.83%      6.01%       5.87%
                                  -------------------   -------------------







5. INTERMEDIATE-TERM LOANS

As of December 28, 1996, $715 million in intermediate-term loans were outstanding with private institutions compared to $895 million at year-end 1995. The rates on most of these variable rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in 1996 was 5.82% compared to 6.23% in 1995.

As of December 28, 1996, intermediate-term loans maturing in the next five years were as follows:
                                (millions)
                 1997     1998     1999     2000    2001
                ------   ------   ------   ------  ------
                 $245     $25      $375      $25     $45

6. MEDIUM-TERM NOTES

Throughout 1996, SRAC issued $3,451 million of medium-term notes with either a floating rate indexed to LIBOR or a fixed rate. As of December 28, 1996, SRAC had $4,834 million of medium-term notes outstanding with an average weighted interest rate of 6.41% and terms ranging from one to ten years.

As of December 28, 1996, medium-term notes maturing in the next five years were as follows:
                                (millions)
                 1997     1998     1999     2000     2001
                ------   ------   ------   ------   ------
                 $467     $535     $560     $723    $1,760



7. DISCRETE UNDERWRITTEN DEBT

SRAC issued $800 million of discrete underwritten debt in 1996. As of December 28, 1996, SRAC had five discrete underwritten notes outstanding in an aggregate principal amount of $1,300 million and original terms ranging from five to ten years. This domestic discrete underwritten debt pays interest semiannually.

As of December 28, 1996, discrete underwritten debt is comprised of the following:
                                           (millions)
-----------------------------------------------------
6.50%   Notes, due 2000                      $250
6.90%   Notes, due 2003                      $250
6.75%   Notes, due 2005                      $250
6.125%  Notes, due 2006                      $250
6.70%   Notes, due 2006                      $300








8. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and a syndicated $5.0 billion credit facility with a five year term through June 2001. SRAC's investment portfolio fluctuated from zero to $720 million in 1996.

Commitment fees are paid on the unused portions of the above credit facilities. The annualized fees at December 28, 1996 on these credit lines were $4 million.

9. LETTERS OF CREDIT AND OTHER COMMITMENTS

In November 1996, SRAC became an additional Guarantor under an indenture dated January 15, 1994 between Orchard Supply Hardware Corporation ("Orchard") and U.S. Trust Company of California. Under this indenture, Orchard issued $100 million in principal amount of 9 3/8% Senior Notes due 2002.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At December 28, 1996, letters of credit totaling $151 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit which, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

SRAC issues standby letters of credit on behalf of its affiliate, Western Auto Supply Company ("Western Auto"), which are used by Western Auto to secure its obligation to repurchase any defaulted account receivables sold to a financial institution. At December 28, 1996, a $102 million standby letter of credit was outstanding.

Under the terms of a 1986 agreement, Sears agreed to make all payments required to be made by SRAC to Sears Overseas Finance N.V. ("SOFNV") in accordance with certain loan agreements between SRAC and SOFNV. SRAC remains liable to SOFNV for such loan agreements, which total
$389 million as of December 28, 1996. The terms of the loan agreements with SOFNV were negotiated between related parties; accordingly, the fair value of these instruments is not provided.











10.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in certain Notes of Sears and purchases commercial customer receivable balances from Sears. These transactions are negotiated between related parties; accordingly, the fair value of these instruments is not provided.

SRAC's other financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such, their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair value of these financial instruments is as follows:

---------------------------------------------------------------------------
                                             1996                 1995
---------------------------------------------------------------------------
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value     Value
---------------------------------------------------------------------------
Medium-term notes                     $ 4,834  $ 4,884    $ 1,384   $ 1,414

Discrete underwritten debt              1,298    1,277        499       517



11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                         First        Second          Third        Fourth
                        Quarter       Quarter        Quarter       Quarter
                      1996   1995   1996   1995    1996   1995   1996   1995
(millions)            ------------- -------------  ------------ -------------
Operating Results
Combined earnings from
  Sears notes and CCRB $146  $101   $158   $123    $174   $129    $201   $146
 Total Revenues         149   106    160    125     177    131     203    148

Interest & related
  expenses              117    84    128     99     140    103     161    117
 Total expenses         118    85    128    100     140    104     162    118
 Income before
  income taxes           31    21     32     25      37     27      41     30

Net income               20    14     21     16      24     18      27     19

Ratio of earnings to
  fixed charges        1.26  1.25   1.25   1.25    1.26   1.26    1.26   1.26

(billions)

Averages
Earning assets*        $9.3  $6.6  $10.2   $7.5   $10.8   $7.9   $12.3   $9.0
 Short-term debt        4.8   4.6    4.7    5.3     4.3    5.2     4.5    5.4
 Cost of
  short-term debt     5.57%  6.14%  6.25%  6.25%   5.51%  6.00%  5.50%  5.93%

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

           (b)  Reports on Form 8-K:

                   A current report on Form 8-K dated November 19, 1996 was filed with the Securities and Exchange Commission on November 27, 1996 [Items 5 and 7].















                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)
                                       \S\ Stephen D. Carp
                                       By Stephen D. Carp*
                                       Vice President, Finance
                                       and Assistant Secretary

March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
Stephen D. Carp*           Vice President, Finance       ) March 26, 1997
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
James A. Blanda*           Director                      )
                                                         )
                                                         )
James D. Constantine*      Director                      )
                                                         )
                                                         )
Alan J. Lacy*              Director                      )
                                                         )
                                                         )
Alice M. Peterson*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
George F. Slook*           Director                      )


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



















                                     S-1






INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors of Sears Roebuck Acceptance Corp.:

We have audited the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 28, 1996 and December 30, 1995, and the related Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 22, 1997








                                S-2

                EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at February 6, 1996 [Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1995*].

4(a)            $5,000,000,000 Credit Agreement dated
                as of June 28, 1996 among the Registrant, the Banks listed on the signature pages thereof, the Agent, the Senior Managing Agent, the Managing Agents, Co-Arrangers, Co-Agents and Lead Managers referred to therein [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 28, 1996*].

4(b) Form of Registrant's Investment Note Agreement [Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991*].

4(c) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

4(d) Form of 6.90% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                August 2, 1996*].

4(e) Form of 6 1/2% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                June 8, 1995*].

4(f) Form of Fixed-Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(g) Form of Floating Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(h) Form of 6 3/4% Note [Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

----------------------------------
*   Sec File No. 1-4040


                                      E-1



                EXHIBIT INDEX (cont'd)

4(i) Fixed Charge Coverage and Ownership Agreement dated May 15, 1995 between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(e) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(j) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 19, 1996*].


4(k) Form of 6 1/8% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 23, 1996*].

4(l) Form of Fixed-Rate Medium-Term Note Series II [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated March 28, 1996*].

4(m) Form of Floating Rate Medium-Term Note Series II [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated March 28, 1996*].

4(n) Form of Fixed-Rate Medium-Term Note Series III [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*]

4(o) Form of Floating Rate Medium-Term Note Series III [Incorporated by reference to Exhibit 4(b) to the Registrant's Current
                Report on Form 8-K dated August 22, 1996*].

4(p) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank, NA [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 33-64215].

4(q) Extension Agreement dated March 1, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(k) to the Registrant's
                Annual Report on Form 10-K dated December 30, 1995*].

4(r) Extension Agreement dated August 22, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

4(s) First Supplemental Indenture dated as of November 27, 1996 to the Indenture dated as of January 15, 1994 between Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores, U.S. Trust Company of California, N.A. and the Registrant.**
__________________________
*   SEC File No. 1-4040.
**  Filed herewith.


                                      E-2



                EXHIBIT INDEX (cont'd)


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

23              Consent of Deloitte & Touche LLP.**

24              Power of attorney.**
__________________________
*   SEC File No. 1-4040.
**  Filed herewith.


                                      E-3




















                                                           Exhibit 12

SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                      1996          1995           1994

(dollars in millions)

INCOME BEFORE INCOME TAXES            $141          $103         $  62

PLUS FIXED CHARGES:

   Interest                            537           399           191
   Amortization of debt
      discount and expense               9             6            28
                                   -------       -------       -------


TOTAL FIXED CHARGES                    546           405           219
                                   -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $ 687         $ 508         $ 281
                                   =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.26          1.26          1.29































                                                            EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration
Statement No.333-9817 of Sears Roebuck Acceptance Corp. on Form S-3 of our report dated January 22, 1997, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended December 28, 1996.

\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 24, 1997