Form 10-Q
period 1997-03-29
SEARS ROEBUCK ACCEPTANCE CORP
filed 1997-04-21
CIK 88255

1               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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

                      Yes   X    No


   As of March 29, 1997, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.

SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         MARCH 29, 1997



                                                        Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           March 29, 1997 and March 30, 1996 (unaudited)
           and December 28, 1996 (audited)                 1

      Statements of Income (unaudited)
            Three Months ended March 29, 1997
            and March 30, 1996                		    2

        Statements of Cash Flows (unaudited)
            Three Months ended March 29, 1997
            and March 30, 1996                             3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8

SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                	(unaudited)
millions                       March 29,   March 30,   Dec. 28,
                                 1997        1996	      1996
Assets
Notes of Sears                 $ 12,525    $  8,824   $ 11,609
Commercial receivable balances
  purchased from Sears               79          69         76
Cash and invested cash                8         428        228
Other assets                        101          17         91

Total assets                   $ 12,713    $  9,338   $ 12,004

Liabilities
Commercial paper (net of
  unamortized discount of
  $13, $24 and $18)            $  3,625    $  4,381   $  3,324
Agreements with bank
  trust departments                  92         124         82
Intermediate-term loans             715         870        715
Medium-term notes                 4,822       1,894      4,834
Discrete underwritten debt        1,603         748      1,298
Accrued interest and
  other liabilities                 143          56         64

 Total liabilities               11,000       8,073     10,317

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value      350          --        350
Retained income                   1,328       1,230      1,302

 Total stockholder's equity       1,713       1,265      1,687
Total liabilities and
  stockholder's equity         $ 12,713    $  9,338   $ 12,004


See notes to financial statements.


SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

millions                               Three Months Ended
                                     March 29,    March 30,
                                       1997         1996

Revenues

Earnings on notes of Sears           $    205     $    145
Earnings on receivable
  balances purchased from Sears             2            1
Earnings on invested cash                   1            3

Total revenues                            208          149



Expenses

Interest and amortization of debt
  discount and expense                    166          117
Operating expenses                          1            1

Total expenses                            167          118


Income before income taxes                 41           31
Income taxes                               14           11

Net income                           $     27     $     20


Ratio of earnings to fixed charges       1.25        1.26


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
millions                                   Three Months Ended
                                          March 29,  March 30,
                                            1997       1996

Cash flows from operating activities:
Net income                                $     27   $     20
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              2          1
    Increase in other assets                    (5)         -
    Increase in other liabilities               78         32

Net cash provided by operating activities      102         53

Cash flows from investing activities:
Increase in notes of Sears                    (916)      (428)
(Increase) decrease in receivable balances
  purchased from Sears                          (3)        12

Net cash used in
  investing activities                        (919)      (416)

Cash flows from financing activities:
Increase (decrease) in commercial paper,
  primarily 90 days or less                    301        (70)
Increase (decrease)in agreements with
  bank trust departments                        10        (13)
Proceeds from issuance of long-term debt       448        755
Payments for redemption of long-term debt     (162)       (25)

Net cash provided by
  financing activities                         597        647

Net (decrease) increase in cash and
  invested cash                               (220)       284
Cash and invested cash at beginning
  of period                                    228        143

Cash and invested cash at end of period    $     8    $   427

See notes to financial statements

SEARS ROEBUCK ACCEPTANCE CORP.

                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

1.  Significant Accounting Policies

The unaudited interim financial statements of Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the year ended December 28, 1996, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

2. Credit Facilities as of March 29, 1997

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and a syndicated
$5.0 billion credit facility with a five year term through June 2001.

3.  Intermediate-term loans

     At the end of the first quarter of 1997, $715 million in intermediate-term loans were outstanding compared to $870 million at the end of the first quarter of 1996. The rates on most of these variable rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first quarter of 1997 was 5.88% compared to 5.78% in the comparable 1996 period.

As of March 29, 1997, intermediate-term loans maturing in the next five years were as follows:

millions        1997      1998       1999      2000      2001

Total           $245       $25       $375      $25       $45

4.  Medium-term notes

SRAC issued $150 million of medium-term notes in the first quarter of 1997 with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first quarter of 1997 was 6.43% compared to 6.08% in the first quarter of 1996. Medium term notes outstanding have terms ranging from one to ten years.

As of March 29, 1997, medium-term notes maturing in the next five years were as follows:

millions        1997      1998       1999      2000      2001
Total           $305      $585       $560      $723    $1,760



5.  Discrete underwritten debt

During the first quarter of 1997, SRAC completed its first discrete unsecured underwritten debt offering in Europe of $300 million. As of March 29, 1997, SRAC had six discrete underwritten issues outstanding in an aggregate principal amount of $1,600 million and original terms ranging from five to ten years. Discrete underwritten debt pays interest annually or semiannually.

As of March 29, 1997, discrete underwritten debt is comprised of the following:


				    millions
6.50%  Notes, due 2000      $250
6.625% Notes, due 2002      $300
 6.90%  Notes, due 2003      $250
6.75%  Notes, due 2005      $250
6.125% Notes, due 2006      $250
6.70%  Notes, due 2006      $300

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of March 29, 1997 and March 30, 1996, and the related Statements of Income and Cash Flows for the three-month periods then ended. These financial statements are the responsibility of the Corporations management.

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

We have previously audited, in accordance with generally accepted auditing standards, the Statement of Financial Position of Sears Roebuck Acceptance Corp. as of December 28, 1996, and the related Statements of Income, Stockholder's Equity and Cash Flows for the year then ended (not presented herein); and in our report dated January 22, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Financial Position as of December 28, 1996 is fairly stated, in all material respects, in relation to the Statement of Financial Position from which it has been derived.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 10, 1997
SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 1997, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 40% to $208 million from $149 million in the comparable 1996 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to a $3.2 billion or 34% increase in SRAC's average earning assets compared to the first quarter of 1996 in response to Sears funding requirements.

SRAC's interest and related expenses increased 42% to $166 million from $117 million for the first quarter of 1996 due to an increase in average outstanding long-term debt. SRAC's short-term borrowings averaged $3.9 billion, a 19% decrease from the 1996 first quarter average of $4.8 billion. SRAC's cost of short-term funds averaged 5.47%, a 10 basis point decrease from 5.57% for the first three months of last year. Average outstanding long-term debt of $6.9 billion in the first quarter of 1997 increased $3.7 billion compared to $3.2 billion in the first quarter of 1996 period. SRACs cost of long-term funds averaged 6.43% in the first quarter of 1997 compared to 6.40% for the first quarter of 1996.

In March 1997, SRAC completed its first discrete unsecured underwritten debt offering in Europe. The $300 million five-year offering pays a coupon of 6.625% annually. This introduction of the SRAC name in Europe is intended to establish a foundation that will allow SRAC to issue future debt systematically overseas as a complement to its domestic funding strategy. SRAC anticipates that borrowings will increase during 1997 as Sears continues to refinance a portion of its maturing long-term borrowings and fund its asset growth.

SRAC's net income increased 35% for the first quarter of 1997 to $27 million from $20 million in 1996. SRAC's ratio of earnings to fixed charges was 1.25 and 1.26 for the first quarter of 1997 and 1996, respectively.


SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed a current report on
                           Form 8-K dated February 25, 1997
                           [Item 5].

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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President,
                              and Assistant Secretary
                              (authorized officer of
                               Registrant)







April 21, 1997

                          EXHIBIT INDEX



12   -  Calculation of ratio of earnings to fixed charges

15   -  Acknowledgment of awareness from Deloitte & Touche LLP,
	   dated April 17, 1997, concerning unaudited financial information.

27   -  Financial Data Schedule



                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                        Three Months Ended
                                 	    March 29,   March 30,
millions                                 1997        1996


INCOME BEFORE INCOME TAXES             $     41    $     31

PLUS FIXED CHARGES:

   Interest                                 163         115
   Amortization of debt
    discount and expense                      3           2


 Total fixed charges                        166         117

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    207    $    148


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.25        1.26

                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 29, 1997 and March 30, 1996, as indicated in our report dated April 10, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
March 29, 1997, is incorporated by reference in Registration
Statement No. 333-9817 on Form S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 14, 1997