Form 10-Q
period 1997-06-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 1997-07-25
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

                      Yes   X    No


   As of June 28, 1997, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.



              SEARS  ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 28, 1997



                                                        Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           June 28, 1997 and June 29, 1996 (unaudited)
           and December 28, 1996 (audited)                 1

      Statements of Income (unaudited)
            Three and Six Months ended June 28, 1997
            and June 29, 1996                 		    2

        Statements of Cash Flows (unaudited)
            Six Months ended June 28, 1997
            and June 29, 1996                              3

        Notes to Financial Statements (unaudited)         4,5

           Independent Accountants' Report                 6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8



                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                	(unaudited)
millions                       June 28,    June 29,   Dec. 28,
                                 1997        1996        1996
Assets
Notes of Sears                 $ 12,910    $  9,806   $ 11,609
Receivable balances
  purchased from Sears               82          93         76
Cash and invested cash               12         283        228
Other assets                        101          20         91

Total assets                   $ 13,105    $ 10,202   $ 12,004

Liabilities
Commercial paper (net of
  unamortized discount of
  $13, $19 and $18)            $  3,298    $  4,109   $  3,324
Agreements with bank
  trust departments                  69          92         82
Intermediate-term loans             715         895        715
Medium-term notes                 5,302       2,882      4,834
Discrete underwritten debt        1,902         748      1,298
Accrued interest and
  other liabilities                  76          40         64

 Total liabilities               11,362       8,766     10,317

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value      350         150        350
Retained income                   1,358       1,251      1,302

 Total stockholder's equity       1,743       1,436      1,687
Total liabilities and
  stockholder's equity         $ 13,105    $ 10,202   $ 12,004


See notes to financial statements.



                 SEARS ROEBUCK ACCEPTANCE CORP.


                      STATEMENTS OF INCOME

                           (unaudited)



millions                    Three Months Ended  Six Months Ended
                            June 28,  June 29,  June 28, June 29,
                              1997      1996      1997     1996


Revenues

Earnings on notes of Sears   $ 222     $ 156     $ 427    $ 301
Earnings on receivable
 balances purchased
 from Sears                      2         2         4        3
Earnings on invested cash        1         2         2        5

Total revenues                 225       160       433      309




Expenses

Interest and amortization of
 debt discount and expense     179       128       345      245
Operating expenses              -         -          1        1

Total expenses                 179       128       346      246


Income before income taxes      46        32        87       63
Income taxes                    17        11        31       22

Net Income                   $  29     $  21     $  56    $  41

Ratio of earnings
 to fixed charges             1.25      1.25      1.25     1.26


See notes to financial statements.



















                SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
millions                                   Six Months Ended
                                          June 28,   June 29,
                                            1997       1996

Cash flows from operating activities:
Net income                                $     56   $     41
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              4          1
    Increase in other assets                    (3)         -
    Increase in other liabilities               12         16

Net cash provided by operating activities       69         58

Cash flows from investing activities:
Increase in notes of Sears                  (1,301)    (1,409)
Increase in receivable balances
  purchased from Sears                          (6)       (12)

Net cash used in
  investing activities                      (1,307)    (1,421)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                    (26)      (342)
Decrease in agreements with
  bank trust departments                       (13)       (45)
Proceeds from issuance of long-term debt     1,253      1,765
Payments for redemption of long-term debt     (192)       (25)
Proceeds from capital infusion                  -         150

Net cash provided by financing activities     1,022     1,503

(Decrease) increase in cash and
  invested cash                               (216)       140
Cash and invested cash at beginning
  of period                                    228        143

Cash and invested cash at end of period    $    12    $   283

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

2. Credit Facilities as of June 28, 1997

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and a syndicated $5.0 billion credit facility with a five year term through April 2002.

3.  Intermediate-term loans

     At the end of the second quarter of 1997, $715 million in intermediate-term loans were outstanding compared to $895 million at the end of the second quarter of 1996. The rates on these intermediate-term loans are variable rate, indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first six months of 1997 was 5.97% compared to 5.83% in the comparable 1996 period.

As of June 28, 1997, the amounts of intermediate-term loans maturing in the next five years were as follows:

millions        1997      1998       1999      2000      2001

Total           $245       $25       $375      $25       $45

4.  Medium-term notes

SRAC issued $659 million of medium-term notes in the second quarter of 1997 with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first six months of 1997 was 6.46% compared to 6.13% in 1996.
Medium-term notes outstanding have terms ranging from one to ten years.

As of June 28, 1997, the amounts of medium-term notes maturing in the next five years were as follows:

millions        1997      1998       1999      2000      2001
Total           $275      $585       $560      $723    $1,760



5.  Discrete underwritten debt

During the first six months of 1997, SRAC issued $600 million in discrete unsecured underwritten debt. As of June 28, 1997, SRAC had seven discrete underwritten issues outstanding in an aggregate principal amount of $1,900 million and original terms ranging from five to ten years. Discrete underwritten debt pays interest annually or semiannually.

As of June 28, 1997, SRAC's discrete underwritten debt is comprised of the following:

                                        millions
              6.50%  Notes, due 2000      $250
              6.625% Notes, due 2002      $300
              6.95%  Notes, due 2002      $300
              6.90%  Notes, due 2003      $250
              6.75%  Notes, due 2005      $250
              6.125% Notes, due 2006      $250
              6.70%  Notes, due 2006      $300



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial
Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of June 28, 1997 and June 29, 1996, and the related Statements of Income for the three-month and six-month periods then ended and Cash Flows for the six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 10, 1997

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     During the second quarter of 1997, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 41% to $225 million from $160 million in the comparable 1996 period. For the first six months of 1997, revenues were up 40% to $433 million from $309 million for the comparable 1996 period, SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to SRAC's higher level of average earning assets due to Sears continued funding needs related to its business growth. SRAC's average assets were $2.6 billion higher in the second quarter and $3.4 billion higher in the first half of 1997 when compared to the same periods in 1996.

     SRAC's interest and related expenses increased 40% to $179 million from $128 million and 41% to $345 million from $245 million for the second quarter and first half of 1997, respectively, as compared to the comparable 1996 periods.
Interest and related expenses increased due to increases in average outstanding long-term debt. SRAC's cost of short-term funds averaged 5.59% in the second quarter and 5.48% in the first six months of 1997 compared to 5.42% and 5.50% for the same periods in 1996. SRAC's short-term borrowings averaged
$3.9 billion for both the second quarter and first half of 1997, compared to the respective 1996 levels of $4.7 billion and $4.8 billion. SRAC's average long-term debt of $7.5 billion in the second quarter of 1997 and $7.2 billion in the first six months of 1997 reflect increases of 83% and 100%, respectively, compared with $4.1 billion and $3.6 billion for the same periods in 1996.

     In early July, SRAC issued a $500 million ten-year global discrete underwritten debt offering with an annual 7.00% coupon.
Also in July 1997, in anticipation of future borrowing requirements, SRAC filed an additional registration statement with the Securities and Exchange Commission for issuance of $4.5 billion in debt securities.

    SRAC's net income of $29 million and $56 million for the second quarter and first half of 1997 reflects increases of 38% and 37% from the comparable 1996 period amounts of $21 million and $41 million. SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 1997 was 1.25 compared to 1.25 and 1.26 for the comparable 1996 periods.



                        SEARS ROEBUCK ACCEPTANCE CORP.

                       PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed a current report on
                           Form 8-K dated April 28, 1997
                           [Item 5].












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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President,
                              and Assistant Secretary
                              (authorized officer of
                               Registrant)







July 25, 1997




                          EXHIBIT INDEX



12   -  Calculation of ratio of earnings to fixed charges

15   -  Acknowledgment of awareness from Deloitte & Touche LLP, dated July 23, 1997, concerning unaudited financial information.

27   -  Financial Data Schedule




                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                         Six Months Ended
                                        June 28,   June 29,
millions                                 1997        1996


INCOME BEFORE INCOME TAXES             $     87    $     63

PLUS FIXED CHARGES:

   Interest                                 342         243
   Amortization of debt
    discount and expense                      3           2


 Total fixed charges                        345         245

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    432    $    308


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.25        1.26













                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck
Acceptance Corp. for the periods ended March 29, 1997 and March 30, 1996 and June 28, 1997 and June 29, 1996, as indicated in our reports dated April 10, 1997 and July 10, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended March 29, 1997 and June 28, 1997, are incorporated by reference in Registration Statement No.333-9817 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.






/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 23, 1997