Form 10-Q
period 1997-09-27
SEARS ROEBUCK ACCEPTANCE CORP
filed 1997-10-31
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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

                      Yes   X    No


   As of September 27, 1997, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.



                SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 27, 1997



                                                        Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

      Statements of Financial Position
          September 27, 1997 and September 28, 1996 (unaudited)
          and December 28, 1996 (audited)                       1

      Statements of Income (unaudited)
          Three and Nine Months ended September 27, 1997
          and September 28, 1996                                2

      Statements of Cash Flows (unaudited)
          Nine Months ended September 27, 1997
          and September 28, 1996                                3

      Notes to Financial Statements (unaudited)                4,5

         Independent Accountants' Report                        6

  Item 2.   Analysis of Results of Operations                  7,8

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K                    9



                SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                 STATEMENTS OF FINANCIAL POSITION

                                	(unaudited)
millions                       Sept. 27,   Sept. 28,   Dec. 28,
                                  1997        1996        1996
Assets
Notes of Sears                 $ 14,162    $ 11,677   $ 11,609
Receivable balances
  purchased from Sears               85          96         76
Cash and invested cash               15         342        228
Other assets                        122          85         91

Total assets                   $ 14,384    $ 12,200   $ 12,004

Liabilities
Commercial paper (net of
  unamortized discount of
  $22, $23 and $18)            $  4,031    $  4,660   $  3,324
Agreements with bank
  trust departments                  -           71         82
Intermediate-term loans             300         945        715
Medium-term notes                 5,358       3,773      4,834
Discrete underwritten debt        2,550         998      1,298
Accrued interest and
  other liabilities                 171          93         64

 Total liabilities               12,410      10,540     10,317

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value      550         350        350
Retained income                   1,389       1,275      1,302

 Total stockholder's equity       1,974       1,660      1,687
Total liabilities and
  stockholder's equity         $ 14,384    $ 12,200   $ 12,004


See notes to financial statements.
                                  1


                  SEARS ROEBUCK ACCEPTANCE CORP.


                      STATEMENTS OF INCOME

                           (unaudited)



millions                   Three Months Ended   Nine Months Ended
                          Sept. 27,  Sept. 28,  Sept. 27, Sept. 28,
                             1997      1996       1997      1996

Revenues

Earnings on notes of Sears  $ 232      $ 172       $ 659    $ 473
Earnings on receivable
 balances purchased
 from Sears                     1          2           5        5
Earnings on invested cash       1          3           3        8

Total revenues                 234       177         667      486




Expenses

Interest and amortization of
 debt discount and expense     187       140         532      385
Operating expenses               -         -           1        1

Total expenses                 187       140         533      386


Income before income taxes      47        37         134      100
Income taxes                    16        13          47       35

Net Income                   $  31     $  24       $  87    $  65

Ratio of earnings
 to fixed charges             1.25      1.26        1.25     1.26


See notes to financial statements.

                  SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
millions                                   Nine Months Ended
                                          Sept. 27,  Sept. 28,
                                            1997       1996

Cash flows from operating activities:
Net income                                $     87   $     65
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              5          3
    Increase in other assets                   (19)       (59)
    Increase in other liabilities              107         69

Net cash provided by operating activities      180         78

Cash flows from investing activities:
Increase in notes of Sears                  (2,553)    (3,280)
Increase in receivable balances
  purchased from Sears                          (9)       (15)

Net cash used in
  investing activities                      (2,562)    (3,295)

Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                    707        209
Decrease in agreements with
  bank trust departments                       (82)       (66)
Proceeds from issuance of long-term debt     2,111      2,948
Payments for redemption of long-term debt     (767)       (25)
Proceeds from capital infusion                 200        350

Net cash provided by financing activities    2,169      3,416
Net (decrease) increase in cash and
  invested cash                               (213)       199
Cash and invested cash at beginning
  of period                                    228        143

Cash and invested cash at end of period    $    15    $   342

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

2. Credit Facilities as of September 27, 1997

Expiration Date                            (millions)
April 2005                                     $5,000
July  1998                                         40
Total credit facilities                        $5,040

3. Intermediate-term loans

At the end of the third quarter of 1997, $300 million in intermediate-term loans were outstanding compared to $945 million at the end of the comparable quarter of 1996. The rates on these intermediate-term loans are variable, indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first nine months of 1997 was 5.97% compared to 5.83% in the comparable 1996 period.

As of September 27, 1997, intermediate-term loans maturing in the next five years were as follows:

millions        1997      1998      1999      2000      2001
Total           $225       $25       $50       $-       $-

4.  Medium-term notes

SRAC issued $217 million of medium-term notes in the third quarter of 1997 with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first nine months of 1997 was 6.48% compared to 6.21% in 1996. Medium-term notes outstanding have terms ranging from one to ten years.

As of September 27, 1997, the amounts of medium-term notes maturing in the next five years were as follows:

millions        1997      1998       1999      2000      2001
Total           $115      $585       $560      $723    $1,760



5.  Discrete underwritten debt

During the first nine months of 1997, SRAC issued
$1,250 million in discrete unsecured underwritten debt.
As of September 27, 1997, SRAC had nine discrete underwritten issues outstanding in an aggregate principal amount of $2,550 million and original terms ranging from five to ten years. Discrete underwritten debt pays interest annually or semiannually.

As of September 27, 1997, SRAC's discrete underwritten debt is comprised of the following:

                                        millions
              6.50%  Notes, due 2000      $250
              6.625% Notes, due 2002      $300
              6.95%  Notes, due 2002      $300
              6.90%  Notes, due 2003      $250
              6.75%  Notes, due 2005      $250
              6.125% Notes, due 2006      $250
              6.70%  Notes, due 2006      $300
              6.70%  Notes, due 2007      $150
              7.00%  Notes, due 2007      $500
                                        $2,550

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying Statements of Financial
Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 27, 1997 and September 28, 1996, and the related Statements of Income for the three-month and nine-month periods then ended and Cash
Flows for the nine-month period then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 10, 1997

                  SEARS ROEBUCK ACCEPTANCE CORP.

             ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     During the third quarter of 1997, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 32% to $234 million from $177 million in the comparable 1996 period. For the first nine months of 1997, revenues were up 37% to $667 million from $486 million for the comparable 1996 period, SRAC's income is derived primarily from the earnings on its investment in the notes of Sears, Roebuck and Co. ("Sears"). The increase in revenue is attributable to SRAC's higher level of average earning assets due to Sears continued funding needs. SRAC's average assets were $2.8 billion higher in the third quarter and $3.0 billion higher in the first nine months of 1997 when compared to the same periods in 1996.

     SRAC's interest and related expenses increased 34% to $187 million from $140 million and 38% to $532 million from $385 million for the third quarter and first nine months of 1997, respectively, as compared to the comparable 1996 periods. Interest and related expenses increased due to increases in average outstanding long-term debt. SRAC's cost of short-term funds averaged 5.65% in the third quarter and 5.53% in the first nine months of 1997 compared to 5.51% and 5.50% for the same periods in 1996. SRAC's short-term borrowings averaged $3.4 billion and $3.7 billion for the third quarter and first nine months of 1997, compared to the respective 1996 levels of $4.3 billion and $4.6 billion. SRAC's average long-term debt of $8.3 billion in the third quarter of 1997 and $7.6 billion in the first nine months of 1997 reflect increases of 66% and 85%, respectively, compared with $5.0 billion and $4.1 billion for the same periods in 1996.

   SRAC's net income of $31 million and $87 million for the third quarter and first nine months of 1997 reflects increases of 29% and 34% from the comparable 1996 period amounts of $24 million and $65 million. SRAC's ratio of earnings to fixed charges for both the third quarter and first nine months of 1997 was 1.25 compared to 1.26 for both the comparable 1996 periods.

   At September 27, 1997, SRAC had backup credit facilities totaling $5.0 billion. As of July 1997, Sears and SRAC renewed their joint $40 million credit facility with 49 minority-owned banks expiring in July 1998.

     In September 1997, in anticipation of future borrowings, SRAC received a captial infusion of $200 million from Sears. The capital infusion provides additional strength to SRAC's balance sheet.

     On September 30, SRAC issued a $250 million thirty-year, discrete underwritten debt offering with a 7.50% coupon, callable after ten years. Also, in October 1997, SRAC issued a $300 million twenty-year discrete underwritten debt offering with a 6.875% coupon.
































                  SEARS ROEBUCK ACCEPTANCE CORP.

                   PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed a current report on
                           Form 8-K dated July 9, 1997
                           [Items 5 and 7].







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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President
                              and Assistant Secretary
                              (authorized officer of
                               Registrant)







October 31 1997

                          EXHIBIT INDEX



12   -  Calculation of ratio of earnings to fixed charges

15   -  Acknowledgment of awareness from Deloitte & Touche LLP, dated October 10, 1997, concerning unaudited financial information.

27   -  Financial Data Schedule


                                                      Exhibit 12


                  SEARS ROEBUCK ACCEPTANCE CORP.

        CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                        Nine Months Ended
                                       Sept. 27,   Sept. 28,
millions                                 1997        1996


INCOME BEFORE INCOME TAXES             $    134    $    100

PLUS FIXED CHARGES:

   Interest                                 527         382
   Amortization of debt
    discount and expense                      5           3


 Total fixed charges                        532         385

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    666    $    485


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.25        1.26








                                  12




                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 29, 1997 and March 30, 1996, June 28, 1997 and June 29, 1996, and
September 27, 1997 and September 28, 1996 as indicated in our reports dated April 10, 1997, July 10, 1997 and October 10, 1997, respectively; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our reports referred to above, which are included in your Quarterly Reports on Form 10-Q for the quarters ended March 29, 1997, June 28, 1997, and September 27, 1997, are incorporated by reference in Registration Statement No.333-30879 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 10, 1997

                                  13