Form 10-K
period 1998-01-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 1998-03-16
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ---------------
                             FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended January 3, 1998

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE

None                                                  Part of Form 10-K


                                 PART I
Item 1.    Business.

           Sears Roebuck Acceptance Corp. ("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co. ("Sears"). To meet certain capital requirements of its businesses, Sears borrows through the issuance of notes to, and from time to time sells the receivable balances to, SRAC. SRAC obtains funds through the issuance of short- and long-term debt. Short-term borrowings include commercial paper and agreements with bank trust departments. Long-term debt includes intermediate-term loans, medium-term notes and discrete underwritten debt.

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

           SRAC's commercial paper ratings provide for first tier eligibility under the Securities and Exchange Commission's regulation 2a-7. The ratings are P-1 from Moody's, F-1 from Fitch, D-1 from Duff and Phelps, and A-2 from Standard & Poor's. Long-term ratings are A2 from Moody's, A from Fitch, A from Duff and Phelps, and A- from Standard & Poor's.


           SRAC and Sears have entered into agreements for the benefit of certain debtholders of SRAC under which Sears will, for so long as required by the applicable documents, pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain a fixed charge ratio of no less than 1.10 and will continue to own all of the outstanding voting stock of SRAC.

           SRAC amended its $5 billion syndicated credit agreement in April 1997, which included extending its maturity to the year 2002. In
July 1997, Sears and SRAC renewed their joint $40 million credit facility with 49 minority-owned banks. This facility expires in July 1998. In the fourth quarter of 1997, SRAC signed two $250 million bilateral credit agreements with terms of one year. As of January 3, 1998, SRAC had backup credit facilities totaling $5.5 billion. SRAC continued to provide support for 100% of commercial paper outstanding through its credit lines and highly liquid investment portfolio.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated, or modified (except that SRAC's fixed charge coverage ratio may be reduced to as low as 1.15) without the approval of such banks.

           SRAC received two capital infusions from Sears totaling
$350 million in 1997 and a capital infusion of $200 million in January 1998. The capital infusions provide additional strength to SRAC's balance sheet and allow SRAC to issue additional debt given current covenant restrictions. SRAC ended 1997 with an equity position of $2.2 billion and a debt-to-equity ratio of 6.7:1, compared to 6.1:1 at the end of 1996.

           As of February 28, 1998, SRAC had 8 employees.

Item 2.    Properties.
           None.

Item 3.    Legal Proceedings.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.

           There is no established public trading market for SRAC's common stock. As of February 28, 1998, Sears owned all outstanding shares of SRAC's common stock. SRAC does not intend to pay any cash or other dividends on its common stock in the foreseeable future.


Item 6.    Selected Financial Data.

           Not applicable.

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

           Financial Condition

          SRAC's investment in Sears notes increased to $16.6 billion at year-end 1997 from $11.6 billion at the end of 1996. Short-term borrowings ended 1997 at $5.2 billion, a $1.8 billion increase from last year. Total debt outstanding increased in 1997 to $14.4 billion from $10.3 billion. SRAC's investment and debt levels increase as Sears funds its term debt maturities and asset growth through the issuance of SRAC debt.

          In January 1998, SRAC issued $200 million of thirty-year discrete underwritten debt with a 6.75% coupon. In February 1998, SRAC issued
$250 million of forty-year discrete underwritten debt with a 7.00% coupon.

           Results of Operations

           SRAC's total revenues of $960 million for 1997 increased from $689 million in 1996 and $510 million in 1995. The increases in revenue resulted from higher balances of earning assets during each year.

          In 1997, SRAC's average cost of short-term funds increased
10 basis points to 5.60%. Average outstanding short-term debt of $4.0 billion decreased $0.5 billion from the 1996 level. The average cost of long-term debt during the year increased 25 basis points to 6.51% due to an extension of the portfolios average maturity. Average outstanding long-term debt of $7.9 billion increased by 68% from $4.7 billion in 1996. The growth in total outstanding debt contributed to increases in interest and related expenses throughout 1997. SRAC's interest and related expenses of $760 million for 1997 increased from $546 million in 1996 and $405 million in 1995.

         SRAC's net income increased to $125 million in 1997 from $92 million in 1996 and $67 million in 1995.

         The financial information appearing in this Annual Report on
Form 10-K is presented in historical dollars, which do not reflect the decline
in purchasing power that results from inflation.   As is the case for most
financial companies, substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC's investment in Sears notes are set to provide fixed charges coverage of at least 1.25 times, thereby insulating SRAC from the effects of inflation-based interest rate increases.

           Year 2000

SRAC has developed and is currently implementing plans to address the potential problems related to the effect on its computer systems of the Year 2000. Key financial, information, and operation systems are being assessed and are currently on target to be Year 2000 compliant by December 31, 1999.
If necessary modifications and conversions by SRAC and those with which it conducts business are not completed on time, the Year 2000 issue may have a material adverse effect on SRAC's results of operations. The financial effect of making the required systems changes is not expected to be material to SRAC's financial position, results of operations, or cash flows.

Item 7(a). MARKET RISK (UNAUDITED)

The following table provides information about SRAC's financial instruments that are sensitive to changes in the interest rates in the United States. Weighted average variable rates are based on rates in effect at the most recent reset date.

-------------------------------------------------------------------------------
                                                           There-          Fair
dollars in millions      1998   1999   2000   2001   2002   after  Total  Value
-------------------------------------------------------------------------------
Liabilities

Commercial Paper        5,249    -       -      -     -       -   5,249   5,249
  Average Interest Rate 5.89%    -       -      -     -       -   5.89%

Long Term Debt
  Fixed Rate Amount       335   560   1,306  2,018  1,413  3,225  8,857   9,111
  Average Interest Rate 6.13% 6.40%   6.32%  6.63%  6.75%  6.85%  6.65%

  Variable Rate Amount    250    50      25    -      -      -      325     325
  Average Interest Rate 5.71% 5.81%   5.89%    -      -      -    5.74%
-------------------------------------------------------------------------------

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME


millions                               1997         1996        1995
                                     -------      -------     -------
Revenues
--------
Earnings on notes of Sears             $948         $672        $491
Earnings on receivable balances
  purchased from Sears                    7            7           7
Earnings on cash equivalents              5           10          12
                                      -------      -------     -------
Total revenues                          960          689         510


Expenses
--------
Interest and amortization of
  debt discount and expense             763          546         405
Operating expenses                        4            2           2
                                      -------      -------     -------
Total expenses                          767          548         407
                                      -------      -------     -------
Income before income taxes              193          141         103
Income taxes                             68           49          36
                                      -------      -------     -------
Net income                             $125          $92         $67
                                      -------      -------     -------
Ratio of earnings to fixed charges     1.25         1.26        1.26


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION

millions                                      1997        1996
                                        ---------   ---------
Assets
------
Notes of Sears                             $16,561     $11,609
Receivable balances
  purchased from Sears                          89          76
Cash and cash equivalents                        5         228
Other assets                                    61          91
                                         ---------   ---------
  Total assets                             $16,716     $12,004
                                         ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $25 and $18)                  $5,249      $3,324
Agreements with bank trust departments          -           82
Intermediate-term loans                         50         715
Medium-term notes                            6,033       4,834
Discrete underwritten debt                   3,099       1,298
Accrued interest and other liabilities         123          64
                                         ---------   ---------
   Total liabilities                        14,554      10,317
                                         ---------   ---------

Commitments

Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value                 700        350
Retained income                              1,427      1,302
                                         ---------  ---------
  Total stockholder's equity                 2,162      1,687
                                         ---------  ---------
  Total liabilities and
    stockholder's equity                   $16,716    $12,004
                                         ---------  ---------
See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY


millions                                1997        1996        1995
                                    --------    --------    --------
Capital stock                            $35         $35         $35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                        350           -           -
Capital infusions                        350         350           -
                                    --------    --------    --------
End of year                             $700        $350          $-
                                    --------    --------    --------
Retained income:
Beginning of year                     $1,302      $1,210      $1,143
Net income                               125          92          67
                                    --------    --------    --------
End of year                           $1,427      $1,302      $1,210
                                    --------    --------    --------
Total stockholder's equity            $2,162      $1,687      $1,245
                                    --------    --------    --------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP
STATEMENTS OF CASH FLOWS

millions                                     1997      1996      1995
                                           --------  --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                    $125      $92       $67
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                          8        4         1
 (Increase) decrease in other assets            47      (60)        3
 Increase in other liabilities                  59       40        16
                                           --------  --------  --------
Net cash provided by
  operating activities                         239       76        87

Cash Flows From Investing Activities
------------------------------------
Increase in notes of Sears                  (4,952)  (3,212)   (1,554)
(Increase) decrease in receivable
  balances purchased from Sears                (13)       5         -
                                          --------  --------  --------
Net cash used in
  investing activities                      (4,965)  (3,207)   (1,554)

Cash Flows From Financing Activities
------------------------------------
Increase (decrease) in commercial paper,
  primarily 90 days or less                  1,925   (1,127)     (462)
(Decrease) increase in agreements with bank
  trust departments                            (82)     (55)       50
Proceeds from issuance of long-term debt     3,442    4,323     1,920
Payments for redemption of long-term debt   (1,132)    (275)        -
Proceeds from cap ital infusion                 350      350        -
                                          --------  --------  --------
Net cash provided by
  financing activities                       4,503    3,216     1,508
                                          --------  --------  --------
Net(decrease)increase
  in cash and cash equivalents                (223)      85        41
Cash and cash equivalents, beginning of year   228      143       102
                                          --------  --------  --------
Cash and cash equivalents, end of year          $5     $228      $143
                                          --------  --------  --------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year
Interest paid                                 $694     $510      $362
Income taxes                                    66       48        37

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp.("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and, to a lesser extent, purchasing receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper) and the issuance of long term debt (intermediate-term loans, medium-term notes, and discrete underwritten debt).

Under a letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25.

Cash and cash equivalents is defined to include all highly liquid investments with maturities of three months or less. Receivables purchased from Sears are purchased at par and are interest-bearing.

Debt discount and issue expenses are amortized on a straight-line basis over the terms of the related obligation.

The results of operations of SRAC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SRAC, regardless of whether such benefits would be currently available on a separate return basis.

SRAC's fiscal year ends on the Saturday closest to December 31. Fiscal year-ends were January 3, 1998 (53 weeks), December 28, 1996 (52 weeks) and December 30, 1995 (52 weeks).



2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $68 million, $49 million, and $36 million for the fiscal years 1997, 1996, and 1995, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.

3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

SRAC has purchased commercial customer receivable balances ("CCRB") from Sears. CCRB are purchased wi th recourse at par, with SRAC earning interest on the receivables. CCRB are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears. The CCRB are predominately paid within 30 days.

Each month, SRAC purchases the balance increases in the CCRB accounts attributable to additional credit sales and receives the collections related to the previously purchased balances



4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC has obtained funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and from borrowings under agreements with bank trust departments. Selected details of SRAC's borrowings are shown below. Weighted average interest rates are based on the actual number of days in the year and borrowings net of unamortized discount.


millions                                             1997        1996
                                                  --------    --------
Commercial paper outstanding                       $5,274      $3,342
 Less: Unamortized discount                            25          18
                                                  --------    --------
Commercial paper outstanding (net)                  5,249       3,324
Agreements with bank trust departments                 -           82
                                                  --------    --------
Total short-term borrowings                        $5,249      $3,406
                                                  --------    --------



Average and Maximum Balances             1997                  1996
                                  -------------------  -------------------
                                              Maximum              Maximum
millions                          Average (month-end)  Average  (month-end)
                                  -------------------  -------------------
Commercial paper                   $3,952     $5,249     $4,388    $5,139
Agreements with bank trust dept.       55        117         98       144
                                  -------------------  -------------------

Weighted Average Interest Rates          1997                  1996
                                  -------------------  -------------------
                                  Average    Year-End  Average    Year-End
                                  -------------------  -------------------

Commercial paper                    5.60%      5.59%     5.50%       5.58%
Agreements with bank trust dept.    5.63%        - %     5.51%       5.83%
                                  -------------------  -------------------

5. INTERMEDIATE-TERM LOANS

As of January 3, 1998, SRAC had a $50 million intermediate-term loan which matures in 1999. SRAC had a total of $715 million of intermediate-term loans outstanding at year-end 1996. The rates on most of these variable rate intermediate-term loans are indexed to LIBOR with a set basis point spread. The weighted average rate on the intermediate-term loans throughout 1997 was 5.97% compared to 5.82% in 1996.


6. MEDIUM-TERM NOTES

In 1997, SRAC issued $1,665 million of medium-term notes with either a floating rate indexed to LIBOR or a fixed rate. As of January 3, 1998, SRAC had $6,033 million of medium-term notes outstanding with an average weighted interest rate of 6.53% and terms ranging from one to ten years.

As of January 3, 1998, medium-term notes maturing in the next five years were as follows:
                                (millions)
                 1998     1999     2000     2001     2002
                ------   ------   ------   ------   ------
                 $585     $560    $1,081   $2,018    $813



7. DISCRETE UNDERWRITTEN DEBT

SRAC issued $1,800 million of discrete underwritten debt in 1997. As of January 3, 1998, SRAC had eleven discrete underwritten notes outstanding in an aggregate principal amount of $3,100 million and original terms ranging from five to thirty years.

As of January 3, 1998, discrete underwritten debt was comprised of the following:
                                           (millions)
-----------------------------------------------------
6.50%   Notes, due 2000                      $250
6.625%  Notes, due 2002                      $300
6.95%   Notes, due 2002                      $300
6.90%   Notes, due 2003                      $250
6.75%   Notes, due 2005                      $250
6.125%  Notes, due 2006                      $250
6.70%   Notes, due 2006                      $300
7.00%   Notes, due 2007                      $500
6.70%   Notes, due 2007                      $150
6.875%  Notes, due 2017                      $300
7.50%   Notes, due 2027                      $250

8. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $2 million to a high of $720 million in 1997. Credit facilities as of January 3, 1998 were as follows:

Expiration Date                                        (millions)
-------------------------------------------------------------------
April 2002                                                $5,000
November 1998                                                250
December 1998                                                250
July 1998                                                     40
-------------------------------------------------------------------
                                                          $5,540
===================================================================

Commitment fees are paid on the unused portions of the above credit facilities. The annualized fees at January 3, 1998 on these credit lines were $4million.

9. LETTERS OF CREDIT AND OTHER COMMITMENTS

SRAC had been an additional Guarantor under an indenture dated January 15, 1994 between Orchard Supply Hardware Corporation ("Orchard") and U.S. Trust Company of California. Under this indenture, Orchard issued $100 million in principal amount of 9 3/8% Senior Notes due 2002. The issue was redeemed in full in February 1998.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At January 3, 1998, letters of credit totaling
$135 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.
SRAC also issues irrevocable letters of credit to third parties on behalf of Sears. At January 3, 1998 irrevocable letters of credit totaling
$36 million were outstanding.

SRAC issues standby letters of credit on behalf of its affiliate, Western Auto Supply Company ("Western Auto"), which are used by Western Auto to secure its obligation to repurchase any defaulted account receivables sold to a financial institution. At January 3, 1998, a $119 million standby letter of credit was outstanding.

Under the terms of a 1986 agreement, Sears agreed to make all payments required to be made by SRAC to Sears Overseas Finance N.V. ("SOFNV") in accordance with certain loan agreements between SRAC and SOFNV. SRAC remains liable to SOFNV for such loan agreements, which total $440 million as of January 3, 1998. The terms of the loan agreements with SOFNV were negotiated between related parties; accordingly, the fair value of these instruments is not provided.

10.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in certain Notes of Sears and purchases commercial customer receivable balances from Sears.

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such, their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair value of these financial instruments is as follows:
---------------------------------------------------------------------------
                                               1997                1996
---------------------------------------------------------------------------
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes                     $ 6,033   $6,205    $ 4,834   $ 4,884
Discrete underwritten debt              3,099    3,181      1,298     1,277

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                         First        Second          Third        Fourth
                        Quarter       Quarter        Quarter       Quarter
                      1997   1996   1997   1996    1997   1996   1997   1996
(millions)            ------------- -------------  ------------ -------------
Operating Results
Combined earnings from
  Sears notes and CCRB $207  $146   $224   $158    $233   $174    $291   $201
 Total Revenues         208   149    225    160     234    177     293    203

Interest & related
  expenses              166   117    179    128     187    140     231    161
Total expenses          167   118    179    128     187    140     234    162
Income before
  income taxes           41    31     46     32      47     37      59     41

Net income               27    20     29     21      31     24      38     27

Ratio of earnings to
  fixed charges        1.25  1.26   1.25   1.25    1.25   1.26    1.25   1.26

(billions)

Averages
Earning assets*       $12.5  $6.6  $12.8   $7.5   $13.6   $7.9   $15.9   $9.0
Short-term debt         3.9   4.6    3.9    5.3     3.4    5.2     4.8    5.4
Cost of
  short-term debt    5.46%  6.14%  5.58%  6.25%   5.65%  6.00%   5.74%  5.93%

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

           (b)  Reports on Form 8-K:

                   A current report on Form 8-K dated September 18, 1997 was filed with the Securities and Exchange Commission on October 14, 1997 [Items 5 and 7].

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)
                                      \S\ George F. Slook
                                      By George F. Slook*
                                      Vice President, Finance
                                      and Assistant Secretary

March 13, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 13, 1998
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
James A. Blanda*           Director                      )
                                                         )
                                                         )
James D. Constantine*      Director                      )
                                                         )
                                                         )
Gary L. Crittenden*        Director                      )
                                                         )
                                                         )
Alice M. Peterson*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )

*By \s\ George F. Slook Individually and as Attorney-in-Fact

                 SEARS ROEBUCK ACCEPTANCE CORP.

                 INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE

STATEMENTS OF INCOME                                                 6

STATEMENTS OF FINANCIAL POSITION                                     7

STATEMENTS OF STOCKHOLDER'S EQUITY                                   8

STATEMENTS OF CASH FLOWS                                             9

NOTES TO FINANCIAL STATEMENTS                                      10-14

INDEPENDENT AUDITORS' REPORT                                        S-2




























                                     S-1

INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying Statements of Financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 3, 1998 and December 28, 1996, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s man agement. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examin ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.






/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 23, 1998

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

4(a) $5,000,000,000 Credit Agreement dated as of April 28, 1997 among the Registrant, the Banks listed on the signat ure pages thereof, the Agent, the Senior Managing Agent, the Managing Agents, Co-Arrangers, Co-Agents and Lead Managers referred to therein [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                April 28, 1997*].

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

4(j) Fixed Charge Coverage and Ownership Agreement dated February 20, 1997 between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated April 28, 1997*].

4(k) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 19, 1996*].

4(l) Form of 6 1/8% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 23, 1996*].

4(m) Form of Fixed-Rate Medium-Term Note Series II [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated March 28, 1996*].

4(n) Form of Floating Rate Medium-Term Note Series II [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated March 28, 1996*].

4(o) Form of Fixed-Rate Medium-Term Note Series III [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*]

4(p) Form of Floating Rate Medium-Term Note Series III [Incorporated by reference to Exhibit 4(b) to the Registrant's Current
                Report on Form 8-K dated August 22, 1996*].

4(q) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 33-64215].

4(r) Extension Agreement dated March 1, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(k) to the Registrant's
                Annual Report on Form 10-K dated December 30, 1995*].

4(s) Extension Agreement dated August 22, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

_________________________
*   SEC File No. 1-4040.
**  Filed herewith.

4(t) Form of 6.625% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 27, 1997*].

4(u) Form of 6.95% Note [Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(v) Form of 7.00% Note [Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(w) Form of Fixed-Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(x) Form of Floating Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(y) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(z) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(aa) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(bb) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(cc) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]

4(dd) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].
__________________________
*   SEC File No. 1-4040.
**  Filed herewith.

                EXHIBIT INDEX (cont'd)



4(ee) Form of Global 7.0% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

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

12              Calculation of ratio of earnings to fixed charges.**

23              Consent of Deloitte & Touche LLP.**

24              Power of attorney.**
__________________________
*   SEC File No. 1-4040.
**  Filed herewith.

                                                           Exhibit 12

SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                      1997          1996           1995

(dollars in millions)

INCOME BEFORE INCOME TAXES            $193          $141         $  103

PLUS FIXED CHARGES:

   Interest                            755           537            399
   Amortization of debt
      discount and expense               8             9              6
                                    -------       -------       -------

TOTAL FIXED CHARGES                    763           546            405
                                    -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $ 956         $ 687          $ 508
                                    =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.25          1.26           1.26






























                                                            EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No.333-30879 of Sears Roebuck Acceptance Corp. on Form S-3 of our report dated January 23, 1998, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended January 3, 1998.


\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 12, 1998