Form 10-Q
period 1998-04-04
SEARS ROEBUCK ACCEPTANCE CORP
filed 1998-05-14
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

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

                      Yes   X    No


   As of April 4, 1998, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.





SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         April 4, 1998



                                                        Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           April 4, 1998 and March 29, 1997 (unaudited)
           and January 3, 1998 (audited)                   1

      Statements of Income (unaudited)
            Three Months ended April 4, 1998
            and March 29, 1997                       		    2

        Statements of Cash Flows (unaudited)
            Three Months ended April 4, 1998
            and March 29, 1997                             3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                        6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8




                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
millions                       April 4,    March 29,   Jan. 3,
                                 1998        1997	      1998
Assets
Notes of Sears                 $ 17,418    $ 12,525   $ 16,561
Receivable balances
  purchased from Sears               83          79         89
Cash and cash equivalents            16           8          5
Other assets                         64         101         61

Total assets                   $ 17,581    $ 12,713   $ 16,716

Liabilities
Commercial paper (net of
  unamortized discount of
  $22, $13 and $25)            $  4,119    $  3,625   $  5,249
Agreements with bank
  trust departments                   -          92          -
Intermediate-term loans              50         715         50
Medium-term notes                 6,236       4,822      6,033
Discrete underwritten debt	       4,542       1,603      3,099
Accrued interest and
  other liabilities                 232         143        123

 Total liabilities               15,179      11,000     14,554

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Retained income                   1,467       1,328      1,427

 Total stockholder's equity       2,402       1,713      2,162

Total liabilities and
  stockholder's equity         $ 17,581    $ 12,713   $ 16,716


See notes to financial statements.



                                     1




                    SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

millions                               Three Months Ended
                                     April 4,    March 29,
                                       1998         1997

Revenues

Earnings on notes of Sears           $    300     $    205
Earnings on receivable
  balances purchased from Sears             2            2
Earnings on cash equivalents                2            1

Total revenues                            304          208



Expenses

Interest and amortization of debt
  discount and expense                    241          166
Operating expenses                          1            1

Total expenses                            242          167


Income before income taxes                 62           41
Income taxes                               22           14

Net income                           $     40     $     27


Ratio of earnings to fixed charges       1.26         1.25


See notes to financial statements.


                                   2

                      SEARS ROEBUCK ACCEPTANCE CORP.
                        STATEMENTS OF CASH FLOWS
                           (unaudited)
millions                                   Three Months Ended
                                          April 4,  March 29,
                                            1998       1997

Cash flows from operating activities:
Net income                                $     40   $     27
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              3          2
    Decrease(increase)in other assets            8         (5)
    Increase in other liabilities              109         78

Net cash provided by operating activities      160        102

Cash flows from investing activities:
Increase in notes of Sears                    (857)      (916)
Decrease (increase) in receivable balances
  purchased from Sears                           6        (3)

Net cash used in
  investing activities                        (851)     (919)

Cash flows from financing activities:
(Decrease) increase in commercial paper,
  primarily 90 days or less                 (1,130)      301
Increase in agreements with
  bank trust departments                         -        10
Proceeds from issuance of long-term debt     1,682       448
Payments for redemption of long-term           (50)     (162)
Proceeds from capital infusion                 200         -

Net cash provided by
  financing activities                         702       597

Net increase(decrease) in cash and
  Cash equivalents                              11      (220)
Cash and cash equivalents at beginning
  of period                                      5       228

Cash and cash equivalents at end of period $    16    $    8

See notes to financial statements
                                    3

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the year ended January 3, 1998, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

2. Back-up Liquidity

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $3 million to a high of $681 million in the first quarter of 1998
Credit facilities as of April 4, 1998 were as follows:

Expiration Date                           millions
April 2002                                 $5,000
November 1998                                 250
December 1998                                 250
July 1998                                      40
                                           $5,540

3.  Intermediate-term loans

As of April 4, 1998, SRAC had a $50 million intermediate-term loan which was prepaid on April 9, 1998. SRAC had a total of $715 million of intermediate-term loans outstanding at the end of the first quarter of 1997. The rates on most of these variable rate intermediate-term loans were indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loans in the first quarter of 1998 was 5.80% compared to 5.88% in the comparable 1997 period.


                                    4
4.  Medium-term notes

SRAC issued $253 million of medium-term notes in the first quarter of 1998 with either a floating rate indexed to LIBOR or a fixed rate. The average weighted rate on medium-term notes in the first quarter of 1998 was 6.51% as compared to 6.43% in the first quarter of 1997. Medium term notes outstanding have original terms ranging from one to ten years.

As of April 4, 1998, medium-term notes maturing in the next five years were as follows:

millions        1998      1999       2000      2001     2002
Total           $535      $610     $1,081    $2,018     $813


5.  Discrete underwritten debt

SRAC issued $1,450 million of discrete underwritten debt in the first quarter of 1998. As of April 4, 1998, SRAC had notes outstanding in an aggregate principal amount of $4,550 million and original terms ranging from five to forty years.

As of April 4, 1998, discrete underwritten debt was comprised of the following:
                                           (millions)
-----------------------------------------------------
6.50%   Notes, due 2000                      $250
6.625%  Notes, due 2002                      $300
6.95%   Notes, due 2002                      $300
6.90%   Notes, due 2003                      $250
6.00%   Notes, due 2003                    $1,000
6.75%   Notes, due 2005                      $250
6.125%  Notes, due 2006                      $250
6.70%   Notes, due 2006                      $300
7.00%   Notes, due 2007                      $500
6.70%   Notes, due 2007                      $150
6.875%  Notes, due 2017                      $300
7.50%   Notes, due 2027                      $250
6.75%   Notes, due 2028                      $200
7.00%   Notes, due 2038                      $250
TOTAL                                      $4,550


                                    5
INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial Position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of April 4, 1998 and March 29, 1997, and the related statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 3, 1998, and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 3, 1998 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 17, 1998
                                   6

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 1998, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 46% to $304 million from $208 million in the comparable 1997 period. SRAC's income is derived from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to a $5.1 billion or 41% increase in SRAC's average earning assets compared to the first quarter of 1997 in response to Sears funding requirements.

SRAC's interest and related expenses increased 45% to $241 million from $166 million for the first quarter of 1997 due to an increase in average outstanding debt. SRAC's short-term borrowings averaged $5.1 billion, a 31% increase from the 1997 first quarter average of $3.9 billion. SRAC's cost of short-term funds averaged 5.63%, a 16 basis point increase from 5.47% for the first three months of last year. Increases in short-term costs are attributable to December 1997 placements at higher "year-end" rates which were reflected in the commercial paper portolio in the first quarter of 1998. Average outstanding long-term debt of $9.7 billion in the first quarter of 1998 increased $2.8 billion compared to $6.9 billion in the first quarter of 1997 period. SRAC's cost of long-term funds averaged 6.58% in the first quarter of 1998 compared to 6.43% for the first quarter of 1997. Increases in long-term funding costs are due to the issuance of additional debt with extended maturities in the first quarter of 1998.

During the first quarter of 1998 SRAC issued three discrete underwritten debt offerings totaling $1,450 million. SRAC anticipates that borrowings will increase during 1998 as Sears continues to refinance a portion of its maturing long-term borrowings and fund its asset growth.

SRAC provides backup support for its commercial paper portfolio through its short and long term credit facilities. SRAC manages its short term bilateral credit facilities and associated costs in response to changes in its projected short term funding requirements. On April 17, 1998, SRAC terminated two bilateral credit agreements totaling $500 million.

SRAC's net income increased 48% for the first quarter of 1998 to
$40 million from $27 million in 1997.  SRAC's ratio of earnings to fixed charges was 1.26 and 1.25 for the first quarter of 1998 and 1997, respectively.
                                    7

SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed  current reports on
                           Form 8-K dated January 8, 1998,
                           February 23, 1998, and March 13, 1998
                           [Item 5].








                                  8



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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (Principal Financial Officer and
                               Authorized Officer of Registrant)








May 14, 1998



                                     9


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

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12   - Calculation of ratio of earnings to fixed charges **

15   - Acknowledgment of awareness from Deloitte & Touche LLP,
    	  dated April 17, 1998, concerning unaudited financial information.**

27   - Financial Data Schedule**

 *Sec File No. 1040
**Filed herei

                                     10


                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                        Three Months Ended
                                  	    April 4,   March 29,
millions                                 1998       1997


INCOME BEFORE INCOME TAXES             $     62    $     41

PLUS FIXED CHARGES:

   Interest                                 238         163
   Amortization of debt
    discount and expense                      3           3


 Total fixed charges                        241         166

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    303    $    207


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.26        1.25







                                   11





                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended April 4, 1998 and March 29, 1997, as indicated in our report dated April 17, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
April 4, 1998, is incorporated by reference in Registration
Statement No. 333-30879 on Form S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 17, 1998


                                   12