Form 10-Q
period 1998-07-04
SEARS ROEBUCK ACCEPTANCE CORP
filed 1998-08-18
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

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

                      Yes   X    No


   As of July 4, 1998, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.



SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

            13 WEEKS AND 26 WEEKS ENDED JULY 4, 1998



                                                        Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           July 4, 1998 and June 28, 1997 (unaudited)
           and January 3, 1998 (audited)                   1

        Statements of Income (unaudited)
           13 Weeks and 26 Weeks Ended July 4, 1998
 and June 28, 1997                 		    2

        Statements of Cash Flows (unaudited)
           26 Weeks Ended July 4, 1998
           and June 28, 1997                               3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                    6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8




                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                   SEARS ROEBUCK ACCEPTANCE CORP.
                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   July 4,    June 28,    Jan. 3,
                                 1998        1997	       1998
Assets
Cash and cash equivalents           145          12          5
Notes of Sears                 $ 16,576     $12,910   $ 16,561
Receivable balances
  purchased from Sears               90          82         89
Other assets                         70         101         61

Total assets                   $ 16,881    $ 13,105   $ 16,716

Liabilities
Commercial paper (net of
  unamortized discount of
  $14, $13 and $25)            $  3,304    $  3,298   $  5,249
Agreements with bank
  trust departments                   -          69          -
Intermediate-term loans               -         715         50
Medium-term notes                 6,436       5,302      6,033
Discrete underwritten debt (net
  of unamortized discount(premium)
  of $8,($2) and $1)              4,542       1,902      3,099
Accrued interest and
  other liabilities                 156          76        123

 Total liabilities               14,438      11,362     14,554

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value      900         350        700
Retained income                   1,508       1,358      1,427

 Total stockholder's equity       2,443       1,743      2,162
Total liabilities and
 stockholder's equity          $ 16,881    $ 13,105   $ 16,716


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                           (unaudited)



(millions)                    13 Weeks Ended     26 Weeks Ended
                            July 4,  June 28,   July 4,  June 28,
                              1998      1997      1998     1997


Revenues

Earnings on notes of Sears   $ 303	    $ 222	    $ 603    $ 427
Earnings on receivable
 balances purchased
 from Sears				                  2		       2         4        4
Earnings on cash equivalents     1         1         3        2

Total revenues                 306       225       610      433




Expenses

Interest expense and
 amortization of debt
 discount/premium              243       179       484      345
Operating expenses               1        -          2        1

Total expenses                 244       179       486      346


Income before income taxes      62        46       124       87
Income taxes                    21        17        43       31

Net income                   $  41     $  29     $  81    $  56

Ratio of earnings
 to fixed charges             1.26      1.25      1.26     1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                          July 4,     June 28,
                                            1998        1997

Cash flows from operating activities:
Net income                                $     81   $     56
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              5          4
    Increase in other assets                     -         (3)
    Increase in other liabilities               33         12

Net cash provided by operating activities      119         69

Cash flows from investing activities:
Increase in notes of Sears                     (15)    (1,301)
Increase in receivable balances
  purchased from Sears                          (1)        (6)

Net cash used in
  investing activities                         (16)    (1,307)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                 (1,945)       (26)
Decrease in agreements with
  bank trust departments                         -        (13)
Proceeds from issuance of long-term debt     1,882      1,253
Payments for redemption of long-term debt     (100)      (192)
Proceeds from capital infusion                 200          -

Net cash provided by financing activities       37      1,022

Net increase(decrease) in cash and
  cash equivalents                             140       (216)
Cash and cash equivalents at beginning
  of period                                      5        228

Cash and cash equivalents at end of period $   145    $    12

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 53 weeks ended January 3, 1998, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.



2. Back-up Liquidity

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $1 million to a high of $412 million in the second quarter of 1998. Credit facilities as of July 4, 1998 were as follows:

Expiration Date                                      millions
April 2003                                            $4,125
April 2002                                               875
July 1998                                                 40
                                                      $5,040

3.  Medium-term notes

Medium-term notes are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)
    Avg.                      Avg.
                  1998    Avg.   Orig.   1997     Avg.     Orig.
Notes Issuance   Volume  Coupon  Term   Volume   Coupon    Term
Second Quarter    $200    6.01%   4.3    $509     7.02%     6.3
First Half        $453    5.99%   4.5    $659     6.83%     5.8

                                    Avg                     Avg.
                  07/04/98  Avg.  Remain. 06/28/97  Avg.  Remain.
                  Balance  Coupon  Term   Balance  Coupon   Term
Notes Outstanding  $6,436   6.49%   3.1   $5,302   6.50%    3.7


Notes Maturity
1998         $535
1999         $610
2000       $1,231
2001       $2,018
2002         $813
Thereafter $1,229
Total      $6,436



4.  Discrete underwritten debt

(dollars in millions; term in years)
    Avg.                      Avg.
                  1998    Avg.   Orig.   1997     Avg.     Orig.
Notes Issuance   Volume  Coupon  Term   Volume   Coupon    Term
Second Quarter   $  -       -%     -      $300     6.95%    5.0
First Half       $1,450  6.40%   14.5     $600     6.79%    5.0

                                   Avg                      Avg.
                  07/04/98  Avg.  Remain. 06/28/97  Avg.  Remain.
                  Balance  Coupon  Term   Balance  Coupon   Term
Notes Outstanding  $4,550   6.69%   10.9   $1,900   6.66%    6.4


Notes Maturity
2000          $250
2002          $600
Thereafter  $3,700
Total       $4,550

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of July 4, 1998 and June 28, 1997, and the related statements of income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 3, 1998 and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 3, 1998 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 1998

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     During the second quarter of 1998, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 36% to $306 million from $225 million in the comparable 1997 period. For the first six months of 1998 revenues were up 41% to $610 million from $433 million for the comparable 1997 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue is attributable to a $4.7 billion increase in SRAC's average earning assets in the second quarter of 1998 compared to the second quarter of 1997 and a $4.4 billion increase in the first half of 1998 as compared to the first half of 1997. Increases in average earning assets were in response to Sears funding requirements.

     SRAC's interest and related expenses increased 36% to
$243 million from $179 million and 40% to $484 million from
$345 million for the second quarter and first half of 1998, respectively, as compared to the comparable 1997 periods. Interest and related expenses increased due to increases in average outstanding long-term debt. SRAC's cost of short-term funds averaged 5.56% in the second quarter and 5.60% in the first six months of 1998 compared to 5.59% and 5.48% for the same periods in 1997. SRAC's short-term borrowings averaged
$3.9 billion and $4.5 billion for the second quarter and first half of 1998, compared to $3.9 billion for both of the respective 1997 periods. Second quarter decreases in interest expense from short-term borrowings was more than offset by interest expense
related to increased long-term debt levels.   SRAC's average
long-term debt of $10.9 billion in the second quarter of 1998 and $10.3 billion in the first six months of 1998 reflects increases of 45% and 43%, respectively, compared with $7.5 billion and $7.2 billion for the same periods in 1997.

     In June 1998, SRAC extended the termination date to April 2003 on $4,125 million of the commitments in its $5 billion revolving credit facility. The termination date for $875 million in commitments remains April 2002.

     SRAC's net income of $41 million and $81 million for the second quarter and first half of 1998 reflects increases of 41% and 45% from the comparable 1997 period amounts of $29 million and $56 million. SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 1998 was 1.26 compared to 1.25 for the comparable 1997 periods.

SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

There were no reports filed on
Form 8-K.

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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
          (principal financial
          officer and authorized
          officer of Registrant)







August 18, 1998

                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987*}.

3(b) By-laws of the Registrant, as in effect at February 6, 1996 [Incorporated by reference to
        Exhibit 3(b)to the Registrant's Annual Report on
        Form 10-K for the year ended December 30, 1995*].

4 - The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12   -  Calculation of ratio of earnings to fixed charges **

15   -  Acknowledgment of awareness from Deloitte & Touche LLP,
    	   dated July 16, 1998, concerning unaudited financial information.**

27 -  Financial Data Schedule**

 *Sec File No. 1040
**Filed herein














                             1




                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                           26 Weeks Ended
                                 	      July 4,     June 28,
(millions)                                 1998         1997


INCOME BEFORE INCOME TAXES             $    124    $     87

PLUS FIXED CHARGES:

   Interest                                 479         342
   Amortization of debt
    discount and expense                      5           3


 Total fixed charges                        484         345

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    608    $    432


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.26        1.25
















                             1



                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended July 4, 1998 and June 28, 1997, as indicated in our report dated July 16, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended July 4, 1998, is incorporated by reference in Registration
Statement No.333-30879 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 1998











                                                                   12