Form 10-Q
period 1998-10-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 1998-11-09
CIK 88255

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     		THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

                      Yes   X    No ___


   As of October 31, 1998, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.



SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

          13 WEEKS AND 39 WEEKS ENDED OCTOBER 3, 1998



                                                         Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           October 3, 1998 and September 27, 1997 (unaudited)
           and January 3, 1998 (audited)                       1

        Statements of Income (unaudited)
           13 Weeks and 39 Weeks Ended October 3, 1998
           and September 27, 1997                     	        2

        Statements of Cash Flows (unaudited)
           39 Weeks Ended October 3, 1998
           and September 27, 1997                              3

        Notes to Financial Statements (unaudited)             4,5

	       Independent Accountants' Report                        6

  Item 2.   Analysis of Results of Operations                 7-9

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K                   10





                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                 	(unaudited)
(millions, except share data)   Oct. 3,    Sept. 27,    Jan. 3,
                                 1998        1997	        1998
Assets
Cash and cash equivalents      $      3     $    15   $      5
Notes of Sears                   18,592      14,162     16,561
Receivable balances
  purchased from Sears               94          85         89
Other assets                         67         122         61

Total assets                   $ 18,756    $ 14,384   $ 16,716

Liabilities
Commercial paper (net of
  unamortized discount of
  $20, $22 and $25)            $  5,129    $  4,031   $  5,249
Intermediate-term loans               -         300         50
Medium-term notes                 6,385       5,358      6,033
Discrete underwritten debt(net
  of unamortized discount
  of $8,$- and $1)                4,542       2,550      3,099
Accrued interest and
  other liabilities                 217         171        123

 Total liabilities               16,273      12,410     14,554

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value      900         550        700
Retained income                   1,548       1,389      1,427

 Total stockholder's equity       2,483       1,974      2,162
Total liabilities and
 stockholder's equity          $ 18,756    $ 14,384   $ 16,716


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.


                      STATEMENTS OF INCOME

                           (unaudited)



(millions)                  13 Weeks Ended       39 Weeks Ended
                           Oct. 3, Sept. 27,   Oct. 3,  Sept. 27,
                             1998      1997      1998     1997


Revenues

Earnings on notes of Sears   $ 302	    $ 232	    $ 905    $ 659
Earnings on receivable
 balances purchased
 from Sears				                  1		       1         5        5
Earnings on cash equivalents     1         1         4        3

Total revenues                 304       234       914      667




Expenses

Interest expense and
 amortization of debt
 discount/premium              241       187       725      532
Operating expenses               1        -          3        1

Total expenses                 242       187       728      533


Income before income taxes      62        47       186      134
Income taxes                    22        16        65       47

Net Income                   $  40     $  31     $ 121    $  87

Ratio of earnings
 to fixed charges             1.26      1.25      1.26     1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                          Oct. 3,    Sept. 27,
                                            1998         1997

Cash flows from operating activities:
Net income                                $    121   $     87
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              8          5
    Decrease(increase) in other assets           2        (19)
    Increase in other liabilities               94        107

Net cash provided by operating activities      225        180

Cash flows from investing activities:
Increase in notes of Sears                  (2,031)    (2,553)
Increase in receivable balances
  purchased from Sears                          (5)        (9)

Net cash used in
  investing activities                      (2,036)    (2,562)

Cash flows from financing activities:
(Decrease)increase in commercial paper,
  primarily 90 days or less                   (120)       707
Decrease in agreements with
  bank trust departments                         -        (82)
Proceeds from issuance of long-term debt     1,924      2,111
Payments for redemption of long-term debt     (195)      (767)
Proceeds from capital infusion                 200        200

Net cash provided by financing activities    1,809      2,169

Decrease in cash and
  cash equivalents                              (2)      (213)
Cash and cash equivalents at beginning
  of period                                      5        228

Cash and cash equivalents at end of period $     3    $    15

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

2. Back-up Liquidity

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $1 million to a high of $282 million in the third quarter of 1998. Credit facilities as of October 3, 1998 were as follows:

Expiration Date                                      millions
April 2003                                            $4,125
April 2002                                               875
November 1998                                            250
                                                      $5,250

3. Medium-term notes

Medium-term notes are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)
    Avg.                      Avg.
                  1998    Avg.   Orig.   1997     Avg.     Orig.
Notes Issued     Volume  Coupon  Term   Volume   Coupon    Term
Third Quarter     $ 45    6.27%  11.9    $213     6.66%     5.6
Year to Date      $498    6.00%   5.1    $872     6.79%     5.7

                                    Avg                     Avg.
                  10/03/98  Avg.  Remain. 09/27/97  Avg.  Remain.
                  Balance  Coupon  Term   Balance  Coupon   Term
Notes Outstanding  $6,385   6.47%   3.9   $5,358    6.53%   3.6


As of October 3, 1998, medium-term notes were scheduled to mature as follows:

1998       $  439
1999          610
2000        1,231
2001        2,018
2002          813
Thereafter  1,274
Total      $6,385


4.  Discrete underwritten debt

(dollars in millions; term in years)
    Avg.                      Avg.
                  1998    Avg.   Orig.   1997     Avg.     Orig.
Notes Issued     Volume  Coupon  Term   Volume   Coupon    Term
Third Quarter   $  -        -%     -      $650     6.93%   10.0
Year to Date    $1,450   6.40%   14.5   $1,250     6.86%    7.6

                                   Avg                      Avg.
                  10/03/98  Avg.  Remain. 09/27/97  Avg.  Remain.
                  Balance  Coupon  Term   Balance  Coupon   Term
Notes Outstanding  $4,550   6.69%   10.7   $2,550   6.73%   7.1

As of October 3, 1998, discrete underwritten debt was scheduled to mature as follows:

2000        $  250
2002           600
Thereafter   3,700
Total       $4,550

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of October 3, 1998 and September 27, 1997, and the related statements of income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 14, 1998

SEARS ROEBUCK ACCEPTANCE CORP.
ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     During the third quarter of 1998, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased 30% to $304 million from $234 million in the comparable 1997 period. For the 39 weeks ended October 3, 1998, revenues were up 37% to $914 million from $667 million for the comparable 1997 period. SRAC's income is derived primarily from the earnings on its investment in the notes of Sears, Roebuck and Co. ("Sears")and to a lessor extent, receivable balances purchased from Sears and invested cash. The increase in revenue is attributable to a $4.1 billion increase in SRAC's average earning assets in the third quarter of 1998 compared to the third quarter of 1997 and a $4.5 billion increase in the 39 weeks ended October 3, 1998 as compared to the comparable 1997 period. Increases in average earning assets were in response to Sears funding requirements.

     SRAC's interest and related expenses increased 29% to $241 million from $187 million and 36% to $725 million from $532 million for the third quarter of 1998 and 39 weeks ended October 3, 1998, respectively, as compared to the comparable 1997 periods. Interest and related expenses increased due to increases in average outstanding long-term debt. SRAC's cost of short-term funds averaged 5.59% in the third quarter of 1998 and 5.61% in the 39 weeks ended October 3, 1998 compared to 5.65% and 5.53% for the same periods in 1997. SRAC's short-term borrowings averaged $4.0 billion and $4.3 billion for the third quarter and 39 weeks ended October 3, 1998, compared to the respective 1997 levels of $3.4 billion and $3.7 billion. SRAC's average long-term debt of $11.0 billion in the third quarter of 1998 and $10.5 billion in the 39 weeks ended October 3, 1998 reflect increases of 33% and 38%, respectively, compared with $8.3 billion and $7.6 billion for the same periods in 1997.

     In the third quarter of 1998, SRAC entered into a
$250 million credit facility expiring in November 1998. In October 1998, SRAC elected to increase the aggregate amount of the commitments under the Amended and Restated Credit Agreement
dated as of April 28, 1997 by $60 million.   Also in October
1998, SRAC issued a $250 million 40 year, discrete underwritten debt offering with a 6.95% coupon, callable after five years.

     SRAC's net income of $40 million and $121 million for the third quarter and 39 weeks ended October 3, 1998, respectively, reflects increases of 29% and 39% from the comparable 1997 period amounts of $31 million and $87 million. SRAC's ratio of earnings to fixed charges for both the third quarter and first nine months of 1998 was 1.26 compared to 1.25 for the comparable 1997 periods.

     On November 2, 1998, in anticipation of future borrowings, SRAC received a capital infusion of $250 million from Sears. The capital infusion provides additional strength to SRAC's balance sheet.


YEAR 2000

     SRAC, with the assistance of Sears, has implemented a comprehensive risk-based plan designed to make its operations Year 2000 compliant. The implementation of the SRAC plan, which is modeled after a plan designed and being implemented by Sears to make its operations Year 2000 compliant, is being coordinated with the Sears corporate-wide effort. Sears has established a corporate project office, which reports to an executive management team, to oversee, monitor and coordinate the corporate-wide Year 2000 effort. Both the Sears plan and the SRAC plan focus on three areas: (i)informations systems,
(ii)business management and (iii)vendor relations and generally cover four stages:(i)inventory, (ii)assessment, (iii)remediation and (iv)testing and certification. The remediation and testing and certification stages do not apply to the vendor relations area.

     The SRAC plan is composed primarily of two components. For information systems, equipment and vendor relations that SRAC shares with Sears, SRAC is relying on the implementation by Sears of its Year 2000 effort. For information systems, equipment and vendor relations that are specific to SRAC and not otherwise used corporate-wide at Sears, SRAC is implementing its plan in coordination with Sears.

     As of the date hereof, SRAC has only utilized internal resources in connection with its Year 2000 plan relating to the information systems, equipment and vendor relations areas that are specific to SRAC. The costs relating to such effort have not been, and are not anticipated to be, material. SRAC has not incurred, and does not anticipate incurring, expenses in connection with the Sears corporate-wide effort to make Sears Year 2000 compliant.

     The information systems area includes proprietary and third party computer systems and related hardware, software and data and telephone networks. Approximately 50% of the Sears corporate-wide information systems are presently Year 2000 compliant. Remediation of the majority of Sears remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by mid-1999. As of the date hereof, the remediation, testing and certification of information systems that are specific to SRAC are predominately done and are expected to be completed by the end of the first quarter of 1999.

     The business management area includes equipment and systems that contain embedded computer technology such as elevators and security systems. SRAC has completed its assessment of these systems. Based on assurances from third parties, these systems present little Year 2000 exposure or risk.

     SRAC has identified those vendor relations, including investment sources, banks, issuing agents and electronic transfer agents, that are critical to its business. SRAC has either obtained or is negotiating to obtain appropriate assurances from these vendors as to their Year 2000 effort. SRAC anticipates obtaining all such assurances by mid-1999.

     Sears is developing contingency plans, such as alternative sourcing, and identifying what actions would need to be taken if a critical system or service provider were not Year 2000 compliant. Sears expects these plans to be finalized by July
1999.

     Despite significant efforts by Sears and SRAC to make their systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the control of Sears and SRAC. Accordingly, neither Sears nor SRAC can give any assurances that the systems of other companies on which Sears or SRAC's systems rely will be timely converted or compatible with Sears or SRAC's systems. The failure of these entities to comply on a timely basis could have a material adverse effect on Sears and SRAC. At the present time, SRAC does not expect Year 2000 issues to have a material adverse effect on its business, results of operations or financial condition.

     The foregoing statements relating to Sears and SRAC's expectations as to their Year 2000 efforts are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on Sears and SRAC's best estimates and may be updated as additional information becomes available. These statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors and the representations and preparedness of third parties. While SRAC believes that these assumptions are reasonable, SRAC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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







November 9, 1998

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

12   -  Calculation of ratio of earnings to fixed charges **

15   -  Acknowledgment of awareness from Deloitte & Touche LLP,
	   dated October 14, 1998, concerning unaudited financial information.**

27 -  Financial Data Schedule**

 *Sec File No. 1040
**Filed herein














                             1




                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                           39 Weeks Ended
                                 	     Oct. 3,     Sept. 27,
(millions)                                 1998        1997


INCOME BEFORE INCOME TAXES             $    186    $    134

PLUS FIXED CHARGES:

   Interest                                 717         527
   Amortization of debt
    discount/premium                          8           5


 Total fixed charges                        725         532

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $    911    $    666


RATIO OF EARNINGS TO FIXED
   CHARGES                                 1.26        1.25










                             1



                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck
Acceptance Corp. for the periods ended October 3, 1998 and September 27, 1997, as indicated in our report dated October 14, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 3, 1998, is incorporated by reference in Registration Statement No.333-62847 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 14, 1998





                                                                   14