Form 10-K
period 1999-01-02
SEARS ROEBUCK ACCEPTANCE CORP
filed 1999-03-19
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                           ---------------
                              FORM 10-K

     _X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended January 2, 1999

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

Title of each class                  Name of each exchange on which registered
6.75% Notes due September 15, 2005   New York Stock Exchange
7.00% Notes due March 1, 2038        New York Stock Exchange
6.95% Notes due October 23, 2038     New York Stock Exchange

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

As of February 27, 1999, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction  I1(a) and
(b) of Form 10-K and is therefore filing this report with a reduced disclosure format.


DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Form 10-K incorporates by reference certain information from the Sears, Roebuck and Co.'s 1998 Annual Report to Shareholders.






                                 PART I


Item 1.    Business.

           Sears Roebuck Acceptance Corp.("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co.("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells receivable balances to, SRAC. SRAC obtains funds through the issuance of commercial paper and long-term debt, which includes intermediate-term loans, medium-term notes and discrete underwritten debt.

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


           SRAC's commercial paper ratings provide for first tier eligibility under Rule 2a-7 promulgated by the Securities and Exchange Commission under the Investment Company Act. The ratings are P-1 from Moody's Investor Services, Inc.,F-1 from Fitch IBCA, Inc., D-1 from Duff & Phelps Credit Rating Co., and A-2 from Standard & Poor's. Long-term ratings are A2 from Moody's Investor Services, Inc., A from Fitch IBCA, Inc., A from Duff & Phelps Credit Rating Co., and A- from Standard & Poor's.

          SRAC and Sears have entered into agreements for the benefit of certain debtholders of SRAC under which Sears, for so long as required by the applicable documents, will continue to own all of the outstanding voting stock of SRAC and will pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain an earnings to fixed charges ratio of not less than 1.10.

           In June 1998, SRAC extended to April 2003 the termination date on $4,125 million of the commitments in its $5 billion revolving credit facility. The termination date for $875 million in commitments remains April 2002. In October 1998, SRAC and certain banks agreed to increase by $60 million the portion of the credit facility terminating April 2003. In November 1998, SRAC entered into a $1 billion 364-day revolving credit facility with a syndicate of banks. In addition, Sears and SRAC renewed their joint $40 million credit facility with 42 minority-owned banks. This facility expires in November 1999. As of January 2, 1999, SRAC had backup credit facilities totaling $6.1 billion that continued to provide support for 100% of commercial paper outstanding.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated, or modified (except that SRAC's fixed charge coverage ratio may be reduced to as low as 1.15) without the approval of such banks.

        SRAC received two capital contributions from Sears totaling $450 million in 1998.The capital contributions provide additional strength to SRAC's balance sheet and allow SRAC to issue additional debt given current covenant restrictions. SRAC ended 1998 with an equity position of $2.8 billion and a debt-to-equity ratio of 5.5:1, compared to 6.7:1 at the end of 1997.

           As of February 28, 1999, SRAC had 9 employees.

Item 2.    Properties.
           The company leases 5,865 square feet of an office building located in Greenville, Delaware.

Item 3.    Legal Proceedings.
           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           Not applicable.


                                 PART II


Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.

           None.


Item 6.    Selected Financial Data.

           Not applicable.

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.



           Financial Condition

          SRAC's investment in Sears notes increased to $18.0 billion at year-end 1998 from $16.6 billion at the end of 1997. Short-term borrowings at the end of 1998 were $4.2 billion, a $1.0 billion decrease from the prior year. Total debt outstanding increased in 1998 to $15.3 billion from $14.4 billion. SRAC's investment and debt levels increase as Sears funds its term debt maturities and other cash requirements through SRAC.



           Results of Operations

           SRAC's total revenues of $1,234 million for 1998 increased from $960 million in 1997 and $689 million in 1996. The increases in revenue resulted from higher balances of earning assets during each year.

          In 1998, SRAC's average cost of short-term funds decreased 2 basis points to 5.58%. Average outstanding short-term debt of $4.5 billion increased $500 million from the 1997 level. The weighted average interest rate on SRAC term debt issued in 1998 was 6.43% compared to 6.78% for 1997. The decrease in rate was due to a general decline in interest rates. The following issuances were placed during 1998:

   *$478 million of fixed-rate medium-term notes, with a weighted average coupon of 6.03% and average term of 5.7 years

   *$50 million of variable-rate medium-term notes, with an average term of one year.

   *$2 billion of discrete underwritten notes, with a weighted average coupon of 6.53% and average term of 20 years.

          The growth in total outstanding debt contributed to increases in interest and related expenses throughout 1998. SRAC's interest and related expenses of $979 million for 1998 increased from $763 million in 1997 and $546 million in 1996.

         SRAC's net income increased to $163 million in 1998 from $125 million in 1997 and $92 million in 1996.

         The financial information appearing in this Annual Report on
Form 10-K is presented in historical dollars, which do not reflect the
decline in purchasing power that results from inflation.   As is the case for
most financial companies, substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC's investment in Sears notes areset to provide fixed charge coverage of at least 1.25 times, thereby insulating SRAC from the effects of inflation-based interest rate increases.

Year 2000

Year 2000 compliance is the ability of information systems to recognize and process dates and date-sensitive information including the year 2000 and beyond (commonly referred to as Year 2000 or Y2K). Year 2000 compliance is critical to SRAC because SRAC and many of its service providers, as well as other third parties that facilitate trades in SRAC securities, rely on information systems to operate their businesses.

SRAC, with assistance from Sears, is in the process of making its operations Year 2000 compliant. With respect to information systems, equipment and third party relationships that are specific to SRAC and not otherwise used corporate-wide at Sears, SRAC is implementing its plan in coordination with Sears. Pursuant to an agreement between SRAC and Sears, SRAC is relying on Sears implementation of Sears Year 2000 effort as to information systems, equipment and third party relationships that SRAC uses in conjunction with Sears. For a detailed description of Sears Year 2000 plan, see "Year
2000" beginning on page 29 of Sears 1998 Annual Report to Shareholders and the related "Cautionary Statement Regarding Forward Looking Information" on page 25 of Sears Annual Report, incorporated herein by reference in response to Item 7 hereof.

To date, SRAC has only utilized internal resources and Sears resources in connection with its Year 2000 plan relating to the information systems, equipment and third party areas that are specific to SRAC. The costs relating to such effort, together with the SRAC's share of the costs relating to Sears corporate-wide Year 2000 effort, have not been and are not anticipated to be material.

SRAC's plan focuses on three areas-information systems, equipment and third parties- and generally covers six stages:

      *Inventorying SRAC's systems (including equipment with embedded chips), service providers and other third parties;

      *Assessing whether a Year 2000 compliance issue exists for each system, provider and other third party;

      *Remediating each system with a Year 2000 compliance issue by performing any necessary enhancements, upgrades, modifications or replacements;

      *Testing each remediated system by using a date simulation testing tool for future dates that trigger specific processing;

      *Certifying each mission critical (vital to business operations)system, which involves performing final testing for validation of Year 2000 compliance; and

      *Contingency planning to mitigate Year 2000 compliance risks.


Only the inventory, assessment and contingency planning stages apply to service providers and other third parties.

The information systems area includes:

     *Proprietary and third party information systems;

     *Related hardware, software and data and telephone networks; and,

     *Information systems service providers.


SRAC expects the inventorying, assessment, remediation and initial testing of information systems that are specific to SRAC to be completed by the end of the first quarter of 1999. SRAC expects to complete final certification of its mission critical information systems by mid-1999.

The equipment area includes equipment and systems that contain embedded computer technology such as elevators and security systems. SRAC has completed its assessment of these systems and, based on assurances from third parties, believes they present little Year 2000 exposure or risk.

The third party area consists of investors that purchase SRAC securities and the entities that serve as intermediaries between SRAC and those investors. The intermediaries include banks, issuing agents and electronic transfer agents. Many of these entities are regulated by the federal government, with their Year 2000 compliance efforts subject to government oversight. Based on public disclosures by these entities in documents filed with the Securities and Exchange Commission, on their company Internet sites or in response to inquiries from SRAC, SRAC believes that the third party intermediaries that are vital to SRAC's business will be Year 2000 compliant.

Contingency Plans

SRAC has for many years had in place a continuity plan to address business interruptions. SRAC, with assistance from Sears, is modifying its continuity plan to address the particular challenges that would arise if critical systems, equipment or third parties are not Year 2000 compliant. SRAC expects to finalize these modifications by July 1999.

Risks

SRAC believes that its most significant Year 2000 risk factors are:

      * The failure of SRAC to timely remediate its information systems for trading securities;

      * The failure of any of the following to be Year 2000 compliant: the securities depository through which trades in SRAC securities are settled; the participant bank that is SRAC's conduit to the securities depository; or the federal reserve wire system (which SRAC's banks use to transfer funds in connection with SRAC's trading and other activities); or

      * The failure of Sears to timely complete its Year 2000 effort to such an extent that Sears suffers a material adverse effect on its business, financial condition or results of operations.

Although the occurrence of any of these scenarios could have a material adverse effect on SRAC, SRAC does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially affect SRAC's operations are reasonably likely to occur.

Cautionary Statement Regarding Forward Looking Information

Certain statements made in this Annual Report on Form 10-K are forward looking statements and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. SRAC's forward looking statements are based on assumptions about many important factors. With respect to the discussion of Year 2000 matters, these include assumptions about the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' performance of services required by Sears and the collateral effects of Year 2000 compliance issues on Sears and SRAC's business partners and customers. While SRAC believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.

Item 7A.  MARKET RISK


The following table provides information about SRAC's financial instruments that are sensitive to changes in interest rates. Interest rate risk is managed through strategic use of fixed rate and variable rate debt. Weighted-average variable rates are based on rates in effect at the most recent reset date. The fair value of SRAC's long-term, fixed rate debt was estimated by discounting estimated cash flows based on SRAC's current borrowing rates for debt with similar maturities. The carrying amount of commercial paper and long-term, variable-rate debt approximates fair value. All items described in the table below are non-trading.



-------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------
dollars in millions, except percent                         There-        Fair
                          1999   2000   2001   2002  2003  after  Total  Value
------------------------------------------------------------------------------
Liabilities

Commercial Paper         4,243     -      -      -     -     -    4,243  4,243
  Average Interest Rate  5.40%     -      -      -     -     -    5.40%

Long Term Debt
  Fixed Rate Amount        560  1,456  2,018  1,413 2,150  3,404 11,001 11,368
  Average Interest Rate  6.40%  6.27%  6.63%  6.75% 6.46%  6.83%  6.61%

  Variable Rate Amount      50     25     -      -     -     -       75     75
  Average Interest Rate  5.05%  5.28%     -      -     -     -    5.12%
------------------------------------------------------------------------------



------------------------------------------------------------------------------

1997
------------------------------------------------------------------------------
dollars in millions, except percent                        There-         Fair
                          1998   1999   2000   2001  2002  after  Total  Value

------------------------------------------------------------------------------
Liabilities

Commercial Paper         5,249     -      -      -     -     -    5,249  5,249
  Average Interest Rat   5.89%     -      -      -     -     -    5.89%

Long Term Debt
  Fixed Rate Amount        335    560  1,306  2,018 1,413 3,225   8,857  9,111
  Average Interest Rate  6.13%  6.40%  6.32%  6.63% 6.75% 6.85%   6.65%

  Variable Rate Amount     250     50     25     -     -     -      325    325
  Average Interest Rat   5.71%  5.81%  5.89%     -     -     -    5.74%
------------------------------------------------------------------------------

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME

(millions, except ratio of earnings to fixed charges)


                                       1998         1997        1996
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $1,221         $948        $672
Earnings on receivable balances
  purchased from Sears                    8            7           7
Earnings on cash equivalents              5            5          10
                                      -----        -----       -----
Total revenues                        1,234          960         689


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 979          763         546
Operating expenses                        4            4           2
                                      -----        -----       -----
Total expenses                          983          767         548
                                      -----        -----       -----
Income before income taxes              251          193         141
Income taxes                             88           68          49
                                      -----        -----       -----
Net income                             $163         $125         $92
                                      -----        -----       -----
Ratio of earnings to fixed charges     1.26         1.25        1.26



See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 1998        1997
                                           -------     -------
Assets
------
Cash and cash equivalents                  $    94     $     5
Notes of Sears                              17,990      16,561
Receivable balances
  purchased from Sears                          90          89
Other assets                                    73          61
                                         ---------   ---------
  Total assets                             $18,247     $16,716
                                         ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $25 and $25)                  $4,243      $5,249
Intermediate-term loans                          -          50
Medium-term notes                            5,976       6,033
Discrete underwritten debt(net of
  unamoritized discount of $16 and $1)       5,084       3,099
Accrued interest and other liabilities         169         123
                                         ---------   ---------
   Total liabilities                        15,472      14,554
                                         ---------   ---------

Commitments and Contingent Liabilities

Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150        700
Retained income                              1,590      1,427
                                         ---------  ---------
  Total stockholder's equity                 2,775      2,162
                                         ---------  ---------
  Total liabilities and
    stockholder's equity                   $18,247    $16,716
                                         ---------  ---------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY



(millions)                              1998        1997        1996
                                    --------    --------    --------
Capital stock                            $35         $35         $35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                        700         350           -
Capital contribution                     450         350         350
                                    --------    --------    --------
End of year                           $1,150        $700        $350
                                    --------    --------    --------
Retained income:
Beginning of year                     $1,427      $1,302      $1,210
Net income                               163         125          92
                                    --------    --------    --------
End of year                           $1,590      $1,427      $1,302
                                    --------    --------    --------
Stockholder's equity                  $2,775      $2,162      $1,687
                                    --------    --------    --------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    1998     1997      1996
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                    $163     $125       $92
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                         10        8         4
 Decrease (increase) in other assets             6       47       (60)
 Increase in other liabilities                  46       59        40
                                           -------- --------  --------
Net cash provided by
  operating activities                         225      239        76

Cash Flows From Investing Activities
------------------------------------
Increase in notes of Sears                  (1,429)  (4,952)   (3,212)
(Increase) decrease in receivable
  balances purchased from Sears                 (1)     (13)        5
                                           -------- --------  --------
Net cash used in
  investing activities                      (1,430)  (4,965)   (3,207)

Cash Flows From Financing Activities
------------------------------------
(Decrease)increase in commercial paper,
  primarily 90 days or less                 (1,006)    1,925   (1,127)
Decrease in agreements with bank
  trust departments                              -       (82)     (55)
Proceeds from issuance of long-term debt     2,484     3,442    4,323
Payments for redemption of long-term debt     (634)   (1,132)    (275)
Proceeds from capital contribution             450       350      350
                                           --------  -------- --------
Net cash provided by
  financing activities                       1,294     4,503    3,216
                                           --------  -------- --------
Net increase (decrease)
  in cash and cash equivalents                  89      (223)      85
Cash and cash equivalents, beginning of year     5       228      143
                                           --------  -------- --------
Cash and cash equivalents, end of year         $94        $5     $228
                                           --------  -------- --------
Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $947      $694     $510
  Income taxes                                  93        66       48


See notes to financial statements

NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp.("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and, to a lesser extent, purchasing receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper) and the issuance of long-term debt (intermediate-term loans, medium-term notes, and discrete underwritten debt).

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

SRAC's fiscal year ends on the Saturday closest to December 31. Fiscal year-ends were January 2, 1999 (52 weeks), January 3, 1998 (53 weeks) and December 28, 1996 (52 weeks).

In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. SRAC is currently evaluating the effect this statement might have on its financial position or results of operations.


2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $88 million, $68 million, and $49 million for the fiscal years 1998, 1997, and 1996, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.


3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

SRAC purchases commercial customer receivable balances ("CCRB") from Sears. The receivables are purchased, with recourse, and SRAC earns interest on the outstanding balance. The receivables are made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears and are predominantly paid within 30 days.

Each month, SRAC purchases new receivables and receives collections on previously purchased receivables.

4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC has obtained funds through the direct placement of commercial paper (issued in maturities of one to 270 days) and, prior to 1998, from borrowings under agreements with bank trust departments. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.


(millions)                                           1998        1997
                                                  --------    --------
Commercial paper outstanding                       $4,268      $5,274
 Less: Unamortized discount                            25          25
                                                  --------    --------
Commercial paper outstanding (net)                 $4,243      $5,249
                                                  --------    --------



Average and Maximum Balances(net)        1998                  1997
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $4,514     $5,366   $3,952     $5,249
Agreements with bank trust dept.       -          -        55        117
                                  ------------------- -------------------



Weighted Average Interest Rates           1998                1997
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------

Commercial paper                    5.58%      5.40%     5.60%      5.89%
Agreements with bank trust dept.      -          -       5.63%        -
                                  ------------------- -------------------




5. INTERMEDIATE-TERM LOANS

At year-end 1997, SRAC had a $50 million intermediate-term loan which SRAC prepaid in April 1998. The rate on this loan was indexed to LIBOR with a set basis point spread. The weighted average rate on this loan for 1998 was 5.87% compared to 5.97% in 1997.

6. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)

ISSUANCE


                                   Avg.                      Avg.
                    1998    Avg.   Orig.   1997      Avg.    Orig.
                   Volume  Coupon  Term   Volume    Coupon   Term
                   ------  ------  ----   ------    ------   ----
  Fourth Quarter:
Medium-term notes  $   30   5.73%   7.3   $  789     6.29%    4.0
Discrete debt      $  550   6.86%  34.6   $  550     7.16%   24.6

  Year:
Medium-term notes  $  528   6.00%   5.3   $1,665     6.55%    4.9
Discrete debt      $2,000   6.53%  20.0   $1,800     6.95%   12.8




GROSS OUTSTANDING

                                    Avg.                      Avg.
                  01/02/99  Avg.  Remain. 01/03/98    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,976   6.55%   3.9   $6,033     6.53%    3.4
Discrete debt      $5,100   6.70%  14.0   $3,100     6.84%    9.9



MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
1999       $  610        $   -
2000        1,231           250
2001        2,018            -
2002          813           600
2003          900         1,250
Thereafter    404         3,000
---------------------------------
Total      $5,976        $5,100
=================================

7. BACK-UP LIQUIDITY


SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $1 million to a high of $680 million in 1998. Credit facilities as of January 2, 1999 were as follows:



Expiration Date                                        (millions)
----------------------------------------------------------------
April 2003                                                $4,185
April 2002                                                   875
November 1999                                              1,000
November 1999                                                 40
----------------------------------------------------------------
                                                          $6,100
================================================================

SRAC pays commitment fees on the unused portions of the above credit facilities. The annualized fees at January 2, 1999 on these credit lines were $4 million.




8. LETTERS OF CREDIT AND OTHER COMMITMENTS


SRAC is the guarantor of a $70 million promissory note issued by Sears, Roebuck de Puerto Rico, Inc. under the terms of a July 1998 private placement. The note has a stated maturity of April, 1999.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At January 2, 1999, letters of credit totaling $145 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis. SRAC also issues irrevocable letters of credit to third parties on behalf of Sears. At January 2, 1999 irrevocable letters of credit totaling $27 million were outstanding.

SRAC has issued a standby letter of credit to a financial institution in order to secure Sears obligation to repurchase defaulted accounts related to the sale of receivables by a former affiliate. At January 2, 1999, a $91 million letter of credit was outstanding. The receivables are expected to liquidate by year-end 1999.

9.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in certain notes of Sears and purchases commercial customer receivable balances from Sears.

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such, their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments areas follows:

---------------------------------------------------------------------------
                                             1998                1997
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes                     $ 5,976   $6,135    $ 6,033   $6,205
Discrete underwritten debt(net)         5,084    5,308      3,099    3,181





10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First        Second          Third        Fourth
                         Quarter       Quarter        Quarter       Quarter
                       1998   1997   1998   1997    1998   1997   1998    1997
(millions)             ------------  ------------   -----------   ------------
Operating Results
Combined earnings from
  Sears notes and CCRB $302   $207   $305   $224    $303   $233    $319   $291
Total revenues          304    208    306    225     304    234     320    293

Interest & related
  expenses              241    166    243    179     241    187     254    231
Total expenses          242    167    244    179     242    187     255    234
Income before
  income taxes           62     41     62     46      62     47      65     59

Net income               40     27     41     29      40     31      42     38

Ratio of earnings to
  fixed charges        1.26   1.25   1.26   1.25    1.26   1.25    1.26   1.25

(billions)
Averages
Earning assets*       $17.6  $12.5  $17.5  $12.8   $17.6  $13.6   $19.0  $15.9
Short-term debt         5.1    3.9    3.9    3.9     4.0    3.4     5.1    4.8
Long-term debt          9.7    6.8   10.9    7.5    11.0    8.3    10.9    8.8
Cost of
  short-term debt     5.63%  5.46%   5.56% 5.58%   5.59%  5.65%   5.35%  5.74%
  long-term debt      6.58%  6.43%   6.56% 6.49%   6.52%  6.56%   6.58%  6.56%


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

           (b) Reports on Form 8-K:

                   A current report on Form 8-K dated November 24, 1998 was filed with the Securities and Exchange Commission on December 10, 1998 [Item 7].

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

March 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 19, 1999
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
Jeffrey N. Boyer*          Director                      )
                                                         )
                                                         )
James D. Constantine*      Director                      )
                                                         )
                                                         )
Alan J. Lacy*              Director                      )
                                                         )
                                                         )
Stanley H. Wright*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )




*\ George F. Slook, Individually and as Attorney-in-Fact

                       SEARS ROEBUCK ACCEPTANCE CORP.

                       INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE


STATEMENTS OF INCOME                                                 8


STATEMENTS OF FINANCIAL POSITION                                     9


STATEMENTS OF STOCKHOLDER'S EQUITY                                  10


STATEMENTS OF CASH FLOWS                                            11


NOTES TO FINANCIAL STATEMENTS                                     12-16


INDEPENDENT AUDITORS' REPORT                                        S-2





























                                         S-1









INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 2, 1999 and January 3, 1998, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such financial statements present fairly, in all material respects,the financial position of Sears Roebuck Acceptance Corp. as of January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 22, 1999










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

4(a) $5,000,000,000 Credit Agreement dated as of April 28, 1997 among the Registrant, the Banks listed on the signature pages thereof, the Agent, the Senior Managing Agent, the Managing Agents, Co-Arrangers, Co-Agents and Lead Managers referred to therein [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                April 28, 1997*].

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





----------------------------------
*Sec File No. 1-4040

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

4(o) Form of Fixed-Rate Medium-Term Note Series III Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

4(p) Form of Floating Rate Medium-Term Note Series III [Incorporated by reference to Exhibit 4(b) to the Registrant's Current
                Report on Form 8-K dated August 22, 1996*].

4(q) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 33-64215*].

4(r) Extension Agreement dated March 1, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(k) to the Registrant's
                Annual Report on Form 10-K dated December 30, 1995*].



________________________
 * SEC File No. 1-4040.
** Filed herewith.

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


__________________________
 * SEC File No. 1-4040.
** Filed herewith.

4(ee) Form of Global 7.00% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(ff) Form of Global 6.00% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated
                March 13, 1998*].

4(gg) Form of Global 6.95% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated October 16, 1998*].

4(hh) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(ii) $1,000,000,000 Credit Agreement dated as of November 30, 1998 among the Registrant, the Banks listed on the signature pages thereof, The Chase Manhattan Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of
                America NT&SA and The First National Bank of Chicago, as Co-Documentation Agents.**

4(jj) Form of Extension Agreement extending the term of aggregate commitments of $4,125 million under the Amended and Restated $5,000,000,000 Credit Agreement dated as of April 28, 1997.**

4(kk) Letter Agreement dated October 30, 1998 between the Registrant and The Huntington National Bank relating to a $60 million commitment under the Amended and Restated $5,000,000,000 Credit Agreement dated April 28, 1997.**

10(a) Letter Agreement dated as of October 17, 1991 between Registrant and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991*].

10(b) Letter Agreement dated as of September 2, 1986 between Registrant and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 2, 1986*].





 * SEC File No. 1-4040.
** Filed herewith.

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

12              Calculation of ratio of earnings to fixed charges.**

23              Consent of Deloitte & Touche LLP.**

24              Power of attorney.**

27              Financial Data Schedule.**

99 Pages 25, 29 and 31 of the Sears, Roebuck and Co. Annual Report [Incorporated by reference to Exhibit 13(ii) of the Sears, Roebuck and Co. Annual Report on Form 10-K for the fiscal year ended January 2, 1999].***















_______________________
*  SEC File No. 1-4040.
** Filed herewith.
***SEC File No. 1-416

                                                                Exhibit 12




SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                       1998          1997          1996

(dollars in millions)

INCOME BEFORE INCOME TAXES             $251          $193         $ 141

PLUS FIXED CHARGES:

   Interest                             969           755           537
   Amortization of debt
      discount/premium                   10             8             9
                                     -------       -------       -------
TOTAL FIXED CHARGES                     979           763           546
                                     -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $1,230         $ 956          $687
                                     =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.26          1.25          1.26






























                                                            EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement
Nos. 333-30879 and 333-62847 of Sears Roebuck Acceptance Corp. on Forms S-3 of our report dated January 22, 1999, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended January 2, 1999.


\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 18, 1999