Form 10-Q
period 1999-04-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 1999-05-10
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

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

                      Yes   X    No __

   As of April 30, 1999, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.




SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  13 WEEKS ENDED APRIL 3, 1999



                                                      Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           April 3, 1999 and April 4, 1998 (unaudited)
           and January 2, 1999 (audited)                 1

        Statements of Income (unaudited)
           13 Weeks Ended April 3, 1999
           and April 4, 1998                 		 2

        Statements of Cash Flows (unaudited)
           13 Weeks Ended April 3, 1999
           and April 4, 1998                             3

        Notes to Financial Statements (unaudited)       4,5

	   Independent Accountants' Report               6

  Item 2.   Analysis of Results of Operations           7,8

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K             9



SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
(millions, except share data)   April 3,    April 4,   Jan. 2,
                                 1999        1998	      1999
                                -------    -------    -------
Assets
Cash and cash equivalents       $    46    $    16    $    94
Notes of Sears                   17,695     17,418     17,990
Receivable balances
  purchased from Sears               87         83         90
Other assets                         73         64         73
                                -------    -------    -------
Total assets                    $17,901    $17,581    $18,247
                                =======    =======    =======
Liabilities
Commercial paper (net of
  unamortized discount of
  $22, $22 and $25)             $ 4,166    $ 4,119    $ 4,243
Intermediate-term loans               -         50          -
Medium-term notes                 5,614      6,236      5,976
Discrete underwritten debt(net of
  unamortitized discount of
  $16, $8 and $16)                5,084      4,542      5,084
Accrued interest and
  other liabilities                 222        232        169
                               --------   --------   --------
 Total liabilities             $ 15,086   $ 15,179   $ 15,472
                               ========   ========   ========
Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                     35         35         35
Capital in excess of par value   1,150        900      1,150
Retained income                  1,630      1,467      1,590
                              --------   --------    -------
 Total stockholder's equity      2,815      2,402      2,775
                              --------   --------    -------
Total liabilities and
  stockholder's equity        $ 17,901   $ 17,581    $18,247
                              ========   ========    =======
See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)

(millions)                              13 Weeks Ended
                                     April 3,     April 4,
                                       1999         1998
Revenues                             --------     --------

Earnings on notes of Sears           $    305     $    300
Earnings on receivable
  balances purchased from Sears             2            2
Earnings on cash equivalents                1            2
                                     --------     --------
Total revenues                            308          304
                                     --------     --------


Expenses

Interest expense and amortization of
  debt discount/premium                   245          241
Operating expenses                          1            1
                                     --------     --------
Total expenses                            246          242
                                     --------     --------

Income before income taxes                 62           62
Income taxes                               22           22
                                     --------     --------
Net income                           $     40     $     40
                                     ========     ========

Ratio of earnings to fixed charges       1.25         1.26


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                          April 3,    April 4,
                                            1999        1998
                                          --------   --------
Cash flows from operating activities:
Net income                                $     40   $     40
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              3          3
    (Increase)decrease in other assets          (3)         8
    Increase in other liabilities               53        109
                                           -------    -------
Net cash provided by operating activities       93        160

Cash flows from investing activities:
 Decrease(increase)in notes of Sears           295       (857)
 Decrease in receivable balances
  purchased from Sears                           3          6
                                           -------    -------
Net cash provided by (used in)
  investing activities                         298       (851)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                    (77)    (1,130)
Proceeds from issuance of long-term debt        25      1,682
Payments for redemption of long-term debt     (387)       (50)
Proceeds from capital contribution               -        200
                                           -------    -------
Net cash (used in)provided by
  financing activities                        (439)       702
                                           -------    -------
Net (decrease) increase in cash and
  cash equivalents                             (48)        11

Cash and cash equivalents at beginning
  of period                                     94          5
                                           -------    -------
Cash and cash equivalents at end of period $    46    $    16
                                           =======    =======
See notes to financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended January 2, 1999, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of commercial paper outstanding through its investment portfolio and committed credit facilities. SRAC's investment portfolio fluctuated from a low of $7 million to a high of $242 million in the first quarter of 1999. Credit facilities as of April 3, 1999 were as follows:

Expiration Date                                       (millions)
----------------------------------------------------------------
April 2003                                                $4,185
April 2002                                                   875
November 1999                                              1,000*
November 1999                                                 40
----------------------------------------------------------------
                                                          $6,100
================================================================
*Reduced to $500 million on April 19, 1999

3. Intermediate-term Loans

   At the end of the first quarter of 1998, SRAC had a $50 million intermediate-term loan which SRAC prepaid in April 1998. The rate on this loan was indexed to LIBOR with a set basis point spread. The average weighted rate on the intermediate-term loan in the first quarter of 1998 was 5.80%.

4. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)

ISSUANCE


                                   Avg.                      Avg.
                    1999    Avg.   Orig.   1998      Avg.    Orig.
                   Volume  Coupon  Term   Volume    Coupon   Term
                   ------  ------  ----   ------    ------   ----
  First Quarter:
Medium-term notes  $   25   5.90%  10.0   $  253     5.97%    4.6
Discrete debt           -      -      -   $1,450     6.40%   14.5




GROSS OUTSTANDING

                                    Avg.                      Avg.
                  04/03/99  Avg.  Remain. 04/04/98    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,614   6.59%   2.9    $6,236    6.50%    3.3
Discrete debt      $5,100   6.69%  12.8    $4,550    6.79%   11.2

MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
1999       $  223        $   -
2000        1,231           250
2001        2,018            -
2002          813           600
2003          900         1,250
Thereafter    429         3,000
---------------------------------
Total      $5,614        $5,100
=================================

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of April 3, 1999 and April 4, 1998, and the related statements of income and cash flows for the 13 week periods then ended. These financial statements are the responsibility of the Sears Roebuck Acceptance
Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 2, 1999, and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 2, 1999 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 19, 1999

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 1999, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased to $308 million from $304 million in the comparable 1998 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue resulted from a $1.0 billion increase in SRAC's average earning assets that was offset by a reduction in interest rates SRAC received on its investments.

SRAC's interest and related expenses increased to $245 million for the first quarter of 1999 from $241 million for the first quarter of 1998. An increase in the cost of long-term debt was offset by lower interest expense associated with short-term borrowings. Average outstanding long-term debt of $10.9 billion in the first quarter of 1999 increased $1.2 billion compared to $9.7 billion in the first quarter of 1998. SRAC's cost of long-term funds averaged 6.63% in the first quarter of 1999 compared to 6.58% for the first quarter of 1998. Increased average costs of long-term debt resulted from extending the term of fixed rate debt issued in the latter part of 1998. SRAC's cost of short-term funds averaged 5.08% in the first quarter of 1999, a 55 basis point decrease from 5.63% for the first three months of last year. SRAC's short-term borrowings averaged $4.6 billion in the first quarter of 1999, a 10% decrease from the 1998 first quarter average of $5.1 billion.

SRAC provides backup support for its commercial paper portfolio through its committed credit facilities. SRAC manages its credit facilities and associated costs in response to changes in its projected short-term funding requirements. On April 19, 1999, SRAC reduced the commitment amount on the $1 billion revolving credit facility expiring in November 1999 to $500 million.

On May 6, 1999, SRAC issued a $750 million ten-year discrete underwritten debt offering with a 6.25% coupon.

SRAC's net income was $40 million for the first quarter of 1999 and 1998. SRAC's ratio of earnings to fixed charges was 1.25 and
1.26 for the first quarter of 1999 and 1998, respectively.











  YEAR 2000

A full description of SRAC's Year 2000 project is included beginning on page 5 of SRAC's filing on Form 10-K for the fiscal year ended January 2, 1999 (the "10-K").

  STATE OF READINESS

Information Systems: SRAC expects to complete in the second quarter of 1999 the inventorying, assessment, remediation and initial testing of information systems that are specific to SRAC. SRAC expects to complete final certification of its mission critical information systems by the third quarter of 1999.

Equipment Systems: SRAC has completed its assessment of equipment systems and, based on assurances from third parties, believes they present little Year 2000 exposure or risk.

Third Party Areas:  See page 6 of the 10-K.


   CONTINGENCY PLANS

For many years, SRAC had in place a continuity plan to address business interruptions. SRAC, with assistance from Sears, is modifying its continuity plan to address the particular challenges that would arise if critical systems equipment or third parties were not Year 2000 compliant. SRAC expects to finalize these modifications by September 1999.

   CAUTIONARY STATEMENT

The foregoing statements relating to SRAC's expectations as to its Year 2000 efforts are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on SRAC's best estimates and may be updated, as additional information becomes available. These statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors and the representations and preparedness of third parties. While SRAC believes that these assumptions are reasonable, SRAC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (authorized officer of
                               Registrant)







May 10, 1999

                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987].

3(b) By-laws of the Registrant, as in effect at February 6, 1996 [Incorporated by reference to
        Exhibit 3(b)to the Registrant's Annual Report on
        Form 10-K for the year ended December 30, 1995].

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12      Calculation of ratio of earnings to fixed charges.

15      Acknowledgment of awareness from Deloitte & Touche LLP,
    	   dated May 6, 1999, concerning unaudited financial information.

27      Financial Data Schedule.

                                                  Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                          13 Weeks Ended
                                       April 3,    April 4,
(millions)                               1999        1998
                                       -------    --------

INCOME BEFORE INCOME TAXES             $    62    $    62

PLUS FIXED CHARGES:

   Interest                                242        238
   Amortization of debt
      discount/premium                       3          3
                                       -------     ------
Total fixed charges                       245        241
                                       -------     ------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $   307    $   303
                                       =======    =======

RATIO OF EARNINGS TO FIXED
   CHARGES                                1.25       1.26

                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended April 3, 1999 and April 4, 1998, as indicated in our report dated April 19, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
April 3, 1999, is incorporated by reference in Registration
Statement Nos. 333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 6, 1999