Form 10-Q
period 1999-07-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 1999-08-09
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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


Registrant's telephone number, including area code:  302/434-3100


Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X    No __

   As of July 31, 1999, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







                  SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 26 WEEKS ENDED JULY 3, 1999




PART I.  FINANCIAL INFORMATION:                        Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           July 3, 1999 and July 4, 1998 (unaudited)
           and January 2, 1999 (audited)                   1

        Statements of Income (unaudited)
           13 Weeks and 26 Weeks ended July 3, 1999
           and July 4, 1998                          		    2

        Statements of Cash Flows (unaudited)
           26 Weeks ended July 3, 1999
           and July 4, 1998                                3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                        6

  Item 2.   Analysis of Results of Operations             7,8

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               9






                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   July 3,     July 4,    Jan. 2,
                                 1999        1998	       1999
Assets
Cash and cash equivalents      $     68     $   145   $     94
Notes of Sears                   17,560      16,576     17,990
Receivable balances
  purchased from Sears               81          90         90
Other assets                         76          70         73

 Total assets                  $ 17,785    $ 16,881   $ 18,247

Liabilities
Commercial paper (net of
  unamortized discount of
  $11, $14 and $25)            $  3,501    $  3,304   $  4,243
Medium-term notes                 5,444       6,436      5,976
Discrete underwritten debt (net
  of unamortized discount of
  $24, $8 and $16)                5,826       4,542      5,084
Accrued interest and
  other liabilities                 160         156        169

 Total liabilities             $ 14,931    $ 14,438   $ 15,472

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                $     35    $     35   $     35
Capital in excess of par value    1,150         900      1,150
Retained income                   1,669       1,508      1,590

 Total stockholder's equity       2,854       2,443      2,775

Total liabilities and
 stockholder's equity          $ 17,785    $ 16,881   $ 18,247


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                           (unaudited)



(millions)                     13 Weeks Ended     26 Weeks Ended
                              July 3,  July 4,   July 3,  July 4,
                                1999     1998      1999     1998
Revenues


Earnings on notes of Sears     $ 293	 $ 303       $ 598    $ 603
Earnings on receivable
 balances purchased from Sears    	1	     2           3        4
Earnings on cash equivalents       1      1           2        3

Total revenues                   295    306         603      610




Expenses

Interest expense and amortization
 of debt discount/premium        235       243      480      484
Operating expenses                 1         1        2        2

Total expenses                   236       244      482      486


Income before income taxes        59        62      121      124
Income taxes                      20        21       42       43

Net income                     $  39     $  41    $  79    $  81

Ratio of earnings
 to fixed charges               1.25      1.26     1.25     1.26


See notes to financial statements.

                  SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                           July 3,    July 4,
                                            1999        1998

Cash flows from operating activities:
Net income                                 $    79   $    81
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              5         5
    Increase in other assets                    (3)        -
    (Decrease)increase in other liabilities     (9)       33

Net cash provided by operating activities       72       119

Cash flows from investing activities:
Decrease(increase)in notes of Sears            430       (15)
Decrease(increase)in receivable balances
  purchased from Sears                           9        (1)

Net cash provided by(used in)
  investing activities                         439       (16)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                   (742)   (1,945)
Proceeds from issuance of long-term debt       767     1,882
Payments for redemption of long-term debt     (562)     (100)
Proceeds from capital infusion                  -        200

Net cash (used in)provided by
  financing activities                        (537)       37
Net (decrease)increase in cash and
  cash equivalents                             (26)      140
Cash and cash equivalents at beginning
  of period                                     94         5

Cash and cash equivalents at end of period $    68   $   145

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $8 million to a high of $502 million in the second quarter of 1999. Credit facilities as of July 3, 1999 were as follows:

Expiration Date                                   (millions)
------------------------------------------------------------
April 2003                                            $4,185
April 2002                                               875
November 1999                                            500
November 1999                                             40
------------------------------------------------------------
                                                      $5,600
============================================================

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    1999    Avg.   Orig.   1998      Avg.    Orig.
                   Volume  Coupon  Term   Volume    Coupon   Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    5   6.00%  10.0   $  200     6.01%    4.3
Discrete debt      $  750   6.25%  10.0   $   -         -%     -

  26 Weeks Ended:
Medium-term notes  $   30   5.92%  10.0   $  453     5.99%    4.5
Discrete debt      $  750   6.25%  10.0   $1,450     6.40%   14.5


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  07/03/99  Avg.  Remain. 07/04/98    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,444   6.51%   2.7    $6,436    6.49%    3.1
Discrete debt      $5,850   6.61%  12.2    $4,550    6.69%   10.9

MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
1999       $   48        $   -
2000        1,231           250
2001        2,018            -
2002          813           600
2003          900         1,250
Thereafter    434         3,750
---------------------------------
Total      $5,444        $5,850
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of July 3, 1999 and July 4, 1998, and the related statements of income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 2, 1999 and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 2, 1999 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 14, 1999
                                 6







SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     During the second quarter of 1999, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues decreased 4% to $295 million from $306 million in the comparable 1998 period. For the first six months of 1999, revenues declined 1% to $603 million from $610 million for the comparable 1998 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The decrease in revenue is attributable to lower interest rates on SRAC's average earning assets that more than offset the impact of increases in these assets.

     SRAC's interest and related expenses decreased 3% to
$235 million from $243 million and 1% to $480 million from
$484 million for the second quarter and first half of 1999, respectively, as compared to the comparable 1998 periods.
Interest and related expenses decreased due to decreases in average short-term borrowings and cost of short-term funds.
SRAC's cost of short-term funds averaged 4.97% in the second quarter and 5.03% in the first six months of 1999 compared to 5.56% and 5.60% for the same periods in 1998. SRAC's short-term borrowings averaged $3.7 billion and $4.2 billion for the second quarter and first half of 1999, compared to $3.9 billion and
$4.5 billion for the respective 1998 periods. Second quarter decreases in interest expense from short-term borrowings were offset by interest expense related to increased long-term debt
levels.   SRAC's average long-term debt of $11.1 billion in the
second quarter of 1999 and $11.0 billion in the first six months of 1999 reflect increases of 2% and 7%, respectively, compared with $10.9 billion and $10.3 billion for the same periods in 1998.

     SRAC's net income of $39 million and $79 million for the second quarter and first half of 1999, respectively, reflects decreases from the comparable 1998 period amounts of $41 million and $81 million. SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 1999 was 1.25 compared to 1.26 for the comparable 1998 periods.

  YEAR 2000

This description updates the full description of SRAC's
Year 2000 project included beginning on page 5 of SRAC's filing on Form 10-K for the fiscal year ended January 2, 1999
(the "10-K").

SRAC is implementing its Year 2000 plan in coordination with Sears for information systems, equipment and third party relationships that are specific to SRAC and not otherwise used corporate-wide at Sears. Pursuant to an agreement between SRAC and Sears, SRAC is relying on Sears implementation of Sears Year 2000 effort as to information systems, equipment and third party relationships that SRAC uses in conjunction with Sears. For a detailed description of Sears Year 2000 plan see "Year 2000" beginning on page 16 of Sears filing on Form 10-Q for the fiscal quarter ending July 3, 1999.

  STATE OF READINESS

SRAC completed the inventorying, assessment, remediation and initial testing of information systems that are specific to SRAC in the second quarter of 1999. SRAC expects to complete final certification of its mission critical information systems during the third quarter of 1999.

   CONTINGENCY PLANS

SRAC has for many years had in place a continuity plan to address business interruptions. SRAC, with assistance from Sears, is modifying its continuity plan to address the particular challenges that would arise if critical systems, equipment or third parties were not Year 2000 compliant. SRAC expects to finalize these modifications by September 1999.

   CAUTIONARY STATEMENT

The foregoing statements relating to SRAC's expectations as to its Year 2000 efforts include forward looking statements and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on SRAC's best estimates and on assumptions about many important factors, including the technical skills of employees and independent contractors and the representations and preparedness of third parties. While SRAC believes that these estimates and assumptions are reasonable, SRAC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.

SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed current reports on
                           Forms 8-K dated April 23, 1999 and
                           May 6, 1999 [Items 5 and 7].

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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial
                              officer and authorized
                              officer of Registrant)







August 9, 1999

                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987}.

3(b) By-laws of the Registrant, as in effect at December 16, 1998.*

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12      Calculation of ratio of earnings to fixed charges.*

15      Acknowledgment of awareness from Deloitte & Touche LLP,
    	   dated August 6, 1999 concerning unaudited financial information.*

27      Financial Data Schedule.*

99      Pages 16 and 17 of the Sears, Roebuck and Co. Quarterly
        Report on Form 10-Q for the quarter ended July 3, 1999.*


*  Filed herewith.
















                                  1






                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      26 Weeks Ended
                               July 3,  July 4,    July 3,  July 4,
(millions)                       1999     1998       1999     1998


INCOME BEFORE INCOME TAXES      $  59    $  62      $ 121    $ 124

PLUS FIXED CHARGES:

   Interest                       233      241        475      479
   Amortization of debt
    discount/premium                2        2          5        5


 Total fixed charges              235      243        480      484

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 294    $ 305      $ 601    $ 608


RATIO OF EARNINGS TO FIXED
   CHARGES                       1.25     1.26       1.25     1.26










                                 1





                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended July 3, 1999 and July 4, 1998, as indicated in our report dated July 14, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, is incorporated by reference in Registration
Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 6, 1999


















By-Laws

	of

SEARS ROEBUCK	ACCEPTANCE CORP.

	as amended to

	December 16, 1998


	ARTICLE I


	OFFICES


	Section 1.	The corporation may have offices at such places within the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.


	ARTICLE II


	MEETINGS OF STOCKHOLDERS


	Section 1.	All meetings of the stockholders shall be held at the office of the corporation in Wilmington, Delaware, or at such other place within or without the State of Delaware and the United States of America as shall be designated in the notice of the meeting or in a duly executed waiver of notice thereof.


	Section 2.	Annual Meetings of Stockholders for the election of Directors and for transaction of such other business as may properly be brought before the meeting shall be held on the second Tuesday of December in each year if not a legal holiday, and if a legal holiday, then on the next secular day following at 10:00 A.M., or at such time and on such other date as the Board of Directors shall each year fix.

	Section 3.	Special Meetings of the Stockholders, for any purpose or
 purposes, may be called to be held at any time by a majority of the members of the Board of Directors then in office, or at the request in writing, addressed to the President or the Secretary, of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

	Section 4.	Written notice of the time and place of each Annual Meeting of
 Stockholders, and of the time, place and purpose or purposes of each
 Special Meeting of Stockholders, shall be given by the Secretary, either personally or by mail, to each stockholder entitled to vote at such meeting, not less than ten nor more than sixty days before the date of such meeting, except when otherwise required by law. If mailed, the notice shall be addressed to each stockholder entitled to vote at such meeting at his address.

	Section 5.	Business transacted at all Special Meetings shall be confined to the objects stated in the call.

	Section 6.	The holders of a majority of the total number of outstanding shares of the stock of the corporation entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any adjourned meeting at which a quorum is present or represented, any business may be transacted that might have been transacted at the meeting as originally convened.

	Section 7.	If a quorum is present at any meeting of stockholders, the vote of the holders of a majority of the stock then outstanding and entitled to vote present in person or represented by proxy shall be sufficient for the transaction of any business, unless otherwise provided by law.

	Section 8.	At each meeting of the stockholders, each stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period. At all elections of directors of the corporation, each stockholder shall be entitled to as many votes as shall equal the number of votes which (except for such provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or for any two or more of them as he may see fit.

	Section 9.	Whenever the vote of stockholders at a meeting thereof is
 required or permitted to be taken in connection with any corporate action by any provisions of the statutes or of the certificate of incorporation or of these By-Laws, the meeting and vote of stockholders may be dispensed with, if all the stockholders who would have been entitled to vote upon the action if such meeting were held, shall consent in writing to such corporate action being taken.






	ARTICLE III


	DIRECTORS


Section 1.	The business, property and officers of the Company shall be
managed and controlled by a Board of Directors. The number of directors of the Company shall be fixed and may from time to time be increased or decreased by the Board of Directors or the stockholders but in no event shall the number of directors be less than five or more than twelve. The directors shall be elected at the Annual Meeting of the Stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor shall be elected and shall qualify. Directors may be removed at anytime by the vote of the holders of a majority of the stock then outstanding and entitled to vote. Directors need not be stockholders.

	Section 2.	Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by the stockholders, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced.

	Section 3.	Any director may resign at any time by giving written notice to the President or to the Secretary of the Company.  Such resignation shall take effect at the date of receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation by the Board of Directors shall not be necessary to make it effective.


MEETINGS OF THE BOARD


	Section 4.	The Board of Directors may hold its meetings, both regular and special, either within or without the State of Delaware, as the Board of
Directors may from time to time determine.

	Section 5.	A meeting of the Board of Directors to be known as the annual meeting of the Board of Directors shall be held following the meeting of the stockholder at which such Board of Directors is elected, at the same place as the annual meeting of the stockholder is held or as shall otherwise be fixed by the Board of Directors, for the purpose of electing the officers of the Corporation and the standing committees of the Board of Directors, and of transacting such other business as may properly come before the meeting.  It shall not be necessary to give notice of this meeting.






	Section 6.	Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the board.

	Section 7.	Special meetings of the Board of Directors may be called by the
 President or Secretary on the written request of two directors.  Written notice of special meetings of the Board of Directors shall be given to each director at least two days before the date of the meeting.

	Section 8.	At all meetings of the Board of Directors, the presence of a majority of all directors in office at the time shall constitute a quorum for the transaction of business and the action of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.  If a quorum is not present at any meeting of the Board of Directors, a majority of the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

	Section 9.	Any action that may be taken at a meeting of the Board of
 Directors or of any committee thereof, may be taken as follows: (i) without a meeting if all members of the Board or of a committee of the Board, as the case may be, consent thereto in writing; or (ii) by means of a telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other -- provided a majority of such members consent in writing to the recording of such communications in the corporate records -- in which case such participation shall constitute presence at a meeting.


	ARTICLE IV


	NOTICES


	Section 1.	Notices to directors and stockholders shall be
in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

	Section 2.	Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation, or of these By-Laws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.








		ARTICLE V


	OFFICERS


	Section 1. Officers. The officers of the corporation shall be elected by the Board of Directors at the annual meeting and shall consist of a President, a Vice President, Finance, one or more additional Vice
 Presidents, a Secretary, and one or more Assistant Secretaries. Any number of offices may be held by the same person, unless the Certificate of Incorporation or these By-Laws otherwise provide. The Board of Directors may appoint such other officers or agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

	Section 2.	The Board of Directors, at its first meeting after each annual meeting of stockholders,shall choose the officers of the Corporation.

	Section 3.	The Board of Directors may appoint such other officers and
 agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

	Section 4.	The officers of the corporation shall hold office until their successors are chosen and qualify in their stead.  Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors.  If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.


PRESIDENT


	Section 5.	The President shall be elected from among the directors and
 shall be the chief executive officer of the corporation.  He shall preside at meetings of the Board of Directors.  He shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the Board of Directors are carried into effect.

	Section 6.	The President shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.







VICE PRESIDENTS


	Section 7.	The Vice Presidents shall perform such duties as the Board of
 Directors shall prescribe.


	THE SECRETARY AND ASSISTANT SECRETARIES


	Section 8.	The Secretary shall attend all sessions of the Board of Directors and all meetings of the stockholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he or she shall be.  The Secretary shall keep in safe custody the seal of the corporation and, when authorized by the Board of
 Directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his or her signature or by the signature of an Assistant Secretary.

	Section 9.	The Assistant Secretaries in order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the
 Board of Directors shall prescribe.


	THE VICE PRESIDENT, FINANCE

	Section 10.	The Vice President, Finance shall have the custody of the
 corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

	Section 11.	The Vice President, Finance shall disburse the funds of the
 corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the
 Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Vice President, Finance and of the financial condition of the corporation.

	Section 12.	If required by the Board of Directors, the Vice President,
 Finance shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.





Section 13.	The Vice President, Finance shall have general charge, control and supervision over the accounting and auditing affairs of the corporation. The Vice President, Finance shall have the responsibility for the preparation and maintenance of the books of account (but shall not have access to make direct entries to these books) and of the accounting records and papers of the corporation; shall have responsibility for the custody and safekeeping of all permanent records and papers of the corporation;
 shall supervise the preparation of all financial statements and reports on the operation and condition of the business; shall have responsibility for the establishment of financial procedures, records, and forms used by the corporation; shall have responsibility for the filing of all financial and tax reports and returns required by law; shall render to the President, Vice President, or the Board of Directors, whenever they may require, an account of his transactions as Vice President, Finance; and in general shall have such other powers and perform such other duties as are incident to the office of a treasurer and a controller and as from time to time may be prescribed by the Board of Directors or the President.



	ARTICLE VI

	CERTIFICATES OF STOCK


	Section 1.	Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the
 President or a Vice President and the Secretary or an Assistant Secretary
 of the Corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock, the designations, preferences and relative, participating, optional or other special rights of each class and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class of stock.


	Section 2.	Where a certificate is signed (1) by a transfer agent or an
 assistant transfer agent or (2) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such President, Vice
 President, Secretary or Assistant Secretary may be facsimile.  In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the corporation.




	TRANSFERS OF STOCK


	Section 3.	Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

	ARTICLE VII


	GENERAL PROVISIONS


	DIVIDENDS


	Section 1.	Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law.  Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

	Section 2.	Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.


	ANNUAL STATEMENT


	Section 3.	The Board of Directors shall present at each Annual Meeting and when called for by vote of the stockholders at any Special Meeting of the
 Stockholders, a full and clear statement of the business and condition of the corporation.


	CHECKS


	Section 4.	All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.


	FISCAL YEAR


	Section 5.	The fiscal year of the Company shall begin on January 1 in 1995, and thereafter shall begin on the day after the Saturday closest to
 December 31 in each year, and shall end on the Saturday closest to
 December 31 in 1995 and each year thereafter.


	ARTICLE VIII


	AMENDMENTS


	Section 1.	These By-Laws may be altered or repealed at any regular meeting of the stockholders or of the Board of Directors or at any Special Meeting
 of the Stockholders or of the Board of Directors if notice of such alteration or repeal be contained in the notice of such Special Meeting.
 No change of the time or place of the meeting for the election of directors shall be made within sixty days next before the day on which such meeting is to be held, and in case of any change of such time or place, notice thereof shall be given to each stockholder in person or by letter mailed to his last known post office address at least twenty days before the meeting is held.

                                                               ARTICLE IX

	COMMITTEES


	Section 1.	The Board of Directors, at its annual meeting, shall, or any adjournment thereof, shall elect from among its members, by the vote of a majority of its members, an Executive Committee, a Compensation Committee and an Audit Committee, which shall be the standing committees of the corporation.  The Board of Directors also shall designate the chairman of each such committee.

	The Board of Directors, by the vote of a majority of its members, may remove the chairman or any member of any committee, and may fill from among the directors vacancies in any committee caused by the death, resignation, or removal of any person elected thereto.

	Each standing committee may determine its own rules of procedure, consistent with these By-Laws.  Meetings of any standing committee may be called upon direction of the President, or the chairman of the committee.  Written, facsimile or electronic notice of each meeting, except meetings of the Executive Committee, shall be given to each member of the committee, by personal delivery, or by mail addressed to him at his usual business address, or by facsimile or electronic means at any facsimile number or electronic address provided by him to the corporation, at least three days
 (excluding Saturdays, Sundays, and holidays) prior to the meeting in case of notice by mail, and at least two days (excluding Saturdays, Sundays, and holidays) prior to the meeting in case of notice by telegram or by personal delivery.  Notice of each meeting of the Executive Committee shall be given to each member of that committee, by personal delivery, or by telephone, or by mail addressed to him at his usual business address, or by facsimile or electronic means at any facsimile number or electronic address provided by him to the corporation, at least twenty-four hours prior to the meeting in the case of notice by telephone, telegram, or personal delivery, and at least two days (excluding Saturdays,Sundays, and holidays) prior to the meeting in case of notice by mail. All notices which are mailed shall be deemed to have been given when deposited in the United States mail, postage prepaid. Notice of meetings of any standing committee may be waived by any member of the committee. At meetings of each standing committee, the presence of a majority of the members of such committee shall be necessary to constitute a quorum for the transaction of business, and, if a quorum is present at any meeting, the action taken by a majority of the members present shall be the act of the committee. Each standing committee shall keep a record of its acts and proceedings - and all action shall be reported to the Board of Directors at the next meeting of the Board of Directors following such action.


	EXECUTIVE COMMITTEE


	Section 2. The Executive Committee shall consist of not less than three members, including the President, as from time to time shall be prescribed by the Board of Directors and shall hold office until their respective successors are elected.

	The Executive Committee, unless otherwise provided by resolution of the Board of Directors,shall have and may exercise, during the time between meetings of the Board of Directors, all the powers and perform all the duties of the Board of Directors except that said Committee shall have no authority as to the following matters: (i) the submission to shareholders of any action that needs shareholders'authorization under the Delaware
General Business Corporation Act; (ii) the amendment or repeal of these By-Laws or the adoption of new By-Laws; (iii) the amendment or repeal of any resolution of the Board of Directors which by its terms shall not be so amendable or repealable; (iv) action in respect of dividends to shareholders; (v) election of officers or the designation of members of committees of the Board of Directors or the filling of vacancies in the Board of Directors or in any committee of the Board of Directors; and (vi) any action which the President shall by written instrument filed with the Secretary designate as a matter which should be considered by the Board of Directors. Action taken by the Executive Committee shall be subject to revision or alteration by the Board of Directors, provided that rights or acts of third parties vested or taken in reliance on such action prior to any such revision or alteration shall not be adversely affected by such revision or alteration.

The secretary of the corporation or in his absence any person as may be designated by the Chairman of the Executive Committee, shall act as secretary of the Executive Committee and keep the minutes of all meetings.













COMPENSATION COMMITTEE


	Section 3. 	The Compensation Committee shall consist of such number of
 directors, not less than two, as shall from time to time be prescribed by the Board of Directors. As authorized by the Board of Directors, the Compensation Committee shall make recommendations to the Board of Directors with respect to the number of employees of the Company and the administration of the salaries, bonuses, and other compensation to be paid to the employees of the Company, including the terms and conditions of their employment.


	AUDIT COMMITTEE


	Section 4.	The Audit Committee shall consist of not less than two directors who are not engaged in the day to day operations of the corporation, as from time to time shall be prescribed by the Board of Directors, who shall hold office until their respective successors are elected.

	The Audit Committee shall report to the Board of Directors annually the independent public accountants that it recommends the Board appoint to audit the books, records, and accounts of the corporation and to perform such other duties as the Board of Directors may from time to time prescribe.
 The Committee shall review all recommendations made by the corporation's independent public accountants to the Board of Directors with respect to the accounting methods used, the system of internal control followed by the corporation and in connection with non-audit services, and shall advise the Board of Directors with respect thereto. The Committee shall also have authority to examine into and make recommendations to the Board of Directors with respect to the scope of the audit conducted by the corporation's independent public accountants and with respect to non-audit services.

	The Audit Committee shall review the audit plans and results of the Corporation's internal audit function and shall report to the Board of Directors with respect thereto.


                                                          Exhibit 99








Year 2000

This description updates the description of the Company's Year 2000 project on pages 29 and 31 of Sears 1998 Annual Report to Shareholders.

	State of Readiness

	Information Systems

As previously reported, the Company has completed an inventory and assessment of its mission critical (vital to business operations) information systems. As of July 9, 1999, approximately 97% of the Company's mission critical systems have either been remediated or assessed as not containing a Year 2000 compliance issue. The Company expects to complete remediation and testing of the mission critical systems by September 1999. The Company has modified its certification program (final testing and validation) to require certification of mission critical and retired systems only. This certification process has begun, and the Company expects to complete it by November 1999. To assist in completing certification, the Company has issued a moratorium on deploying any changes into its systems production environment from July 1, 1999 through April 1, 2000 (subject to business critical changes) that are not related to the Year 2000 compliance project. A formal process has been developed for managing business critical changes implemented during the moratorium, including a retesting and recertification process where necessary.

Business Management

There have been no changes in the Company's assessment of its equipment and systems that contain embedded computer technology, its resale merchandise, or its mission critical, non-information systems service providers -- the Company believes that these areas do not pose a substantial Year 2000 compliance risk to the Company.

Merchandise Vendors

The Company had rated its vendors on a scale of green (on target to be compliant by July 1), yellow (on target to be compliant by July 1 but minor concerns about progress) and red (not on target to be compliant by July 1). The Company has performed site visits of all of its first tier vendors (50% of merchandise sales), and has performed follow-up site visits on certain first tier vendors that had been rated yellow or red. In addition, the Company has performed site visits on 32 second tier vendors (approximately 6% of merchandise sales), including all those that had been rated red or that were among the higher volume second tier vendors with yellow or green ratings. The Company has completed telephone conferences with all second tier vendors.

The Company now rates its vendors as either green or red. The green category consists of vendors that have represented to the Company that they were compliant, including the development of contingency plans, subject to the possible failure of the vendor's third party providers. The green category also includes vendors in the third tier that reported that they would be compliant by August 1, 1999. The Company recently requested from all such third tier vendors confirmation that they met their projected compliance dates. All other vendors are rated in the red category. As of August 2, 1999, three first tier vendors (approximately 5% of merchandise sales), five second tier vendors (approximately 1% of merchandise sales) and 197 third tier vendors (approximately 2% of merchandise sales) were rated in the red category. The Company continues to monitor vendors rated in the red category, including reviewing follow-up progress reports, reviewing vendors' filings with the Securities and Exchange Commission (first and second tier only) and conducting electronic data interchange testing. The Company also plans additional site visits to selected vendors rated in the red category.

Contingency Plans

Each of the Company's business units is developing contingency plans that identify what actions need to be taken if a critical system, merchandise vendor or service provider is not Year 2000 compliant. These plans will be based on existing emergency response plans, business continuity plans and the results of the Year 2000 compliance project. The business units are considering various contingencies, such as alternative merchandise vendors and service providers, operational alternatives due to a loss of utilities or public services and manual transaction process alternatives due to a loss of a mission critical information system. The Company expects to finalize its contingency plans by October 1999. In addition, the Company anticipates completing in the fourth quarter of 1999 the development and rehearsing of its century rollover event management procedures.


Risks

The Company previously identified as a risk the failure to timely implement its new payroll processing system. The Company has now completed implementation of that system and no longer regards that system as a risk factor.

The Company believes that its most significant Year 2000 risk factors are:

* Failure of either of its two mission critical information systems service providers to make their systems Year 2000 compliant; and

* Failure of a first tier mission critical merchandise vendor, or multiple merchandise vendors or service providers, to supply merchandise or services for an extended period of time.

Although the occurrence of either of these scenarios could have a material adverse effect on the Company, the Company does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially effect the Company's operations are reasonably likely to occur.


Costs

The Company estimates total costs (including external costs and the costs of internal personnel) related to its Year 2000 effort to be approximately
$67 million, of which the Company (including Sears Canada) has incurred approximately $47 million. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant, including the Company's new payroll processing system. The Company expects these systems will cost approximately $81 million, of which the Company has incurred approximately
$72 million. The Company funds Year 2000 costs with cash flows from operations.


