Form 10-Q
period 1999-10-02
SEARS ROEBUCK ACCEPTANCE CORP
filed 1999-11-05
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                               OR

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

                      Yes   X    No __

   As of October 31, 1999, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             DOCUMENTS INCORPORATED BY REFERENCE

Part I of this Form 10-Q incorporates by reference certain information from Sears, Roebuck and Co.'s third quarter 1999
Form 10-Q.






SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 39 WEEKS ENDED OCTOBER 2, 1999




PART I.  FINANCIAL INFORMATION:                        Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           October 2, 1999 and October 3, 1998 (unaudited)
           and January 2, 1999 (audited)                   1

        Statements of Income (unaudited)
           13 Weeks and 39 Weeks ended October 2, 1999
 and October 3, 1998                   		           2

        Statements of Cash Flows (unaudited)
           39 Weeks ended October 2, 1999
           and October 3, 1998                             3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                   6

  Item 2.   Analysis of Results of Operations             7-9

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K              10






                 SEARS ROEBUCK ACCEPTANCE CORP.

                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   Oct. 2,     Oct. 3,    Jan. 2,
                                 1999        1998	   1999
Assets
Cash and cash equivalents      $     60    $      3   $     94
Notes of Sears                   17,316      18,592     17,990
Receivable balances
  purchased from Sears                7          94         90
Other assets                         70          67         73

 Total assets                  $ 17,453    $ 18,756   $ 18,247

Liabilities
Commercial paper (net of
  unamortized discount of
  $16, $20 and $25)            $  3,068    $  5,129   $  4,243
Medium-term notes                 5,444       6,385      5,976
Discrete underwritten debt (net
  of unamortized discount of
  $23, $8 and $16)                5,827       4,542      5,084
Accrued interest and
  other liabilities                 221         217        169

 Total liabilities             $ 14,560    $ 16,273   $ 15,472

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                $     35    $     35   $     35
Capital in excess of par value    1,150         900      1,150
Retained income                   1,708       1,548      1,590

 Total stockholder's equity       2,893       2,483      2,775

Total liabilities and
 stockholder's equity          $ 17,453    $ 18,756   $ 18,247


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                           (unaudited)



(millions)                     13 Weeks Ended     39 Weeks Ended
                              Oct. 2,  Oct. 3,   Oct. 2,  Oct. 3,
                                1999     1998      1999     1998

Revenues

Earnings on notes of Sears     $ 293	 $ 302    $ 891    $ 905
Earnings on receivable
 balances purchased from Sears     1	     1        4        5
Earnings on cash equivalents       1           1        3        4

Total revenues                   295         304      898      914



Expenses

Interest expense and amortization
 of debt discount/premium        234       241      714      725
Operating expenses                 1         1        3        3

Total expenses                   235       242      717      728


Income before income taxes        60        62      181      186
Income taxes                      21        22       63       65

Net income                     $  39     $  40    $ 118    $ 121
Ratio of earnings
 to fixed charges               1.26      1.26     1.25     1.26


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                           Oct. 2,     Oct.3,
                                            1999        1998

Cash flows from operating activities:
Net income                                 $   118   $   121
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              9         9
    Decrease in other assets                     -         2
    Increase in other liabilities               52        94

Net cash provided by operating activities      179       226

Cash flows from investing activities:
Decrease(increase)in notes of Sears            674    (2,031)
Decrease(increase)in receivable balances
  purchased from Sears                          83        (5)

Net cash provided by(used in)
  investing activities                         757    (2,036)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                 (1,175)     (120)
Proceeds from issuance of long-term debt       772     1,939
Payments for redemption of long-term debt     (562)     (195)
Issue costs paid to issue debt                  (5)      (16)
Proceeds from capital infusion                  -        200

Net cash (used in)provided by
  financing activities                        (970)    1,808
Net decrease in cash and
  cash equivalents                             (34)       (2)
Cash and cash equivalents at beginning
  of period                                     94         5

Cash and cash equivalents at end of period $    60   $     3

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $3 million to a high of $393 million in the third quarter of 1999. Credit facilities as of October 2, 1999 were as follows:

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


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    1999    Avg.   Orig.   1998      Avg.    Orig.
                   Volume  Coupon  Term   Volume    Coupon   Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%    -    $   45     6.27%   11.9
Discrete debt      $    -      -%    -    $   -         -%     -

  39 Weeks Ended:
Medium-term notes  $   30   5.92%  10.0   $  498     6.00%    5.1
Discrete debt      $  750   6.25%  10.0   $1,450     6.40%   14.5


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  10/02/99  Avg.  Remain. 10/03/98    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,444   6.54%   2.5    $6,385    6.47%    3.9
Discrete debt      $5,850   6.65%  11.9    $4,550    6.69%   10.7

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
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of October 2, 1999 and October 3, 1998, and the related statements of income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 14, 1999
                                 6







SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     During the third quarter of 1999, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues decreased 3% to $295 million from $304 million in the comparable 1998 period. For the first nine months of 1999, revenues declined 2% to $898 million from $914 million for the comparable 1998 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The decrease in revenue is attributable to lower interest rates on SRAC's average earning assets.

     SRAC's interest and related expenses decreased 3% to $234 million from $241 million and 2% to $714 million from $725 million for the third quarter and first 39 weeks of 1999, respectively, as compared to the comparable 1998 periods.
Interest and related expenses decreased due to decreases in average short-term borrowings and cost of short-term funds.
SRAC's cost of short-term funds averaged 5.26% in the third quarter and 5.10% in the first nine months of 1999 compared to 5.59% and 5.61% for the same periods in 1998. SRAC's short-term borrowings averaged $3.4 billion and $3.9 billion for the third quarter and first nine months of 1999; respectively, compared to $4.0 billion and $4.3 billion for the respective 1998 periods. Interest expense reductions from short-term borrowings were partially offset by increased interest expense related to increased long-term debt levels. SRAC's average long-term debt of $11.3 billion in the third quarter of 1999 and $11.1 billion in the first nine months of 1999 reflect increases of 3% and 6%, respectively, compared with $11.0 billion and $10.5 billion for the same periods in 1998.

     SRAC's net income of $39 million and $118 million for the third quarter and first nine months of 1999, respectively, reflects decreases from the comparable 1998 period amounts of $40 million and $121 million. SRAC's ratio of earnings to fixed charges for the third quarter and first nine months of 1999 was 1.26 and 1.25 compared to 1.26 for the comparable 1998 periods.




                                7


  YEAR 2000

This description updates the full description of SRAC's
Year 2000 project included beginning on page 5 of SRAC's filing on Form 10-K for the fiscal year ended January 2, 1999 (the "10-K"), beginning on page 8 of its Form 10-Q quarterly report for the quarter ended April 3, 1999 and page 8 of its Form 10-Q for the quarter ended July 3, 1999.

SRAC is implementing its Year 2000 plan in coordination with Sears for information systems, equipment and third party relationships that are specific to SRAC and not otherwise used corporate-wide at Sears. Pursuant to an agreement between SRAC and Sears, SRAC is relying on Sears implementation of Sears Year 2000 effort as to information systems, equipment and third party relationships that SRAC uses in conjunction with Sears. For a detailed description of Sears Year 2000 plan see "Year 2000" beginning on page 17 of Sears filing on Form 10-Q for the fiscal quarter ending October 2, 1999.


  STATE OF READINESS

SRAC completed the inventorying, assessment, remediation and initial testing of information systems that are specific to SRAC in the second quarter of 1999. SRAC completed final certification of its mission critical information systems during the third quarter of 1999. The results of certification did not indicate that key business systems will encounter any material problems in the year 2000 due to the inability to recognize dates in the year 2000.

SRAC has reviewed public disclosures regarding Year 2000 made by key external parties including banks, issuing agents, and transfer agents. No matter has come to SRAC's attention concerning the state of readiness of these key third parties that causes management to believe any of these parties will be unable to provide continuous service to SRAC.

   COSTS

SRAC's costs related to its Year 2000 efforts have not been material.

   CONTINGENCY PLANS

SRAC has for many years had in place a continuity plan to address business interruptions. SRAC, with assistance from Sears, has modified its continuity plan to address the particular challenges that would arise if critical systems, equipment or third parties were not Year 2000 compliant. SRAC finalized these modifications in the third quarter of 1999.
                                8
   RISKS

SRAC believes that its most significant Year 2000 risk factor is the failure of any of the following to be Year 2000 compliant: the securities depository through which trades in SRAC securities are settled; the participant bank that is SRAC's conduit to the securities depository; or the federal reserve wire system (which SRAC's banks use to transfer activities). The most likely worst case scenario that SRAC would face is that computer operations would be suspended for up to a week commencing on January 1, 2000. SRAC's contingency plan provides for these scenarios including a complete backup of all key data on December 31, 1999 and both electronic and printed reports generated for all critical data up to and including December 31, 1999.

Although the occurrence of any of these scenarios could have a material adverse affect on SRAC, SRAC does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially affect SRAC's operations are reasonably likely to occur.


   CAUTIONARY STATEMENT

The foregoing statements relating to SRAC's expectations as to its Year 2000 efforts include forward looking statements and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. The forward-looking statements are based on SRAC's best estimates and on assumptions about many important factors, including the technical skills of employees and independent contractors of SRAC and Sears and the representations and preparedness of third parties. While SRAC believes that these estimates and assumptions are reasonable, SRAC cautions that it is impossible to predict the impact of certain facts that could cause actual results to differ from expected results.
















                             9












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



















                                10



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







November 5, 1999


                                 11







                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987].

3(b) By-laws of the Registrant, as in effect at October 20, 1999.*

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12      Calculation of ratio of earnings to fixed charges.*

15 Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 1999 concerning unaudited financial
	   information.*

27    Financial Data Schedule.*

99 Pages 17 and 18 of the Sears, Roebuck and Co. Quarterly
Report on Form 10-Q for the quarter ended October 2, 1999.*

*  Filed herewith.

























	By-Laws

	of

	SEARS ROEBUCK
	ACCEPTANCE CORP.

	as amended to

	October 20, 1999


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
Stockholders, and of the time, place and purpose or purposes of each Special
Meeting of Stockholders, shall be given by the Secretary, either personally or by mail, to each stockholder entitled to vote at such meeting, not less than ten nor more than sixty days before the date of such meeting, except when otherwise required by law. If mailed, the notice shall be addressed to each stockholder entitled to vote at such meeting at his address.
                                          13
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


	ARTICLE III

	DIRECTORS


	Section 1.	The business, property and officers of the Company shall be
managed and controlled by a Board of Directors.  The number of directors of the Company shall be fixed and may from time to time be increased or decreased by the Board of Directors or the stockholders but in no event shall the number of directors be less than five or more than twelve.  The directors shall be elected at the Annual Meeting of the Stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor shall be elected and shall qualify.
Directors may be removed at any time by the vote of the holders of a majority of the stock then outstanding and entitled to vote.  Directors need not be stockholders.

	Section 2.	Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by the stockholders, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced.
                                                                   14
	Section 3.	Any director may resign at any time by giving written notice to the President or to the Secretary of the Company.  Such resignation shall take effect at the date of receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation by the Board of Directors shall not be necessary to make it effective.







MEETINGS OF THE BOARD


	Section 4.	The Board of Directors may hold its meetings, both regular and special, either within or without the State of Delaware, as the Board of
Directors may from time to time determine.

	Section 5.	A meeting of the Board of Directors to be known as the annual meeting of the Board of Directors shall be held following the meeting of the stockholder at which such Board of Directors is elected, at the same place as the annual meeting of the stockholder is held or as shall otherwise be fixed by the Board of Directors, for the purpose of electing the officers of the Corporation and the standing committees of the Board of Directors, and of transacting such other business as may properly come before the meeting.
It shall not be necessary to give notice of this meeting.

	Section 6.	Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the board.

	Section 7.	Special meetings of the Board of Directors may be called by
the President or Secretary on the written request of two directors.  Written notice of special meetings of the Board of Directors shall be given to each director at least two days before the date of the meeting.

	Section 8.	At all meetings of the Board of Directors, the presence of a majority of all directors in office at the time (but not less than one-third of the total number of directors)  shall constitute a quorum for the transaction of business and the action of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.  If a quorum is not present at any meeting of the
Board of Directors, a majority of the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

	Section 9.	Any action that may be taken at a meeting of the Board of
Directors or of any Committee thereof, may be taken as follows: (i) without a meeting if all members of the Board or of a committee of the Board, as the case may be, consent thereto in writing; or (ii) by means of a telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other -- provided a majority of such members consent in writing to the recording of such communications in the corporate records -- in which case such participation shall constitute presence in person at a meeting.





                                                                          15
	ARTICLE IV


	NOTICES


	Section 1.	Notices to directors and stockholders shall be
in writing and delivered personally or mailed to the directors or stockholders at their addresses bearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

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

	Section 2.	The Board of Directors, at its first meeting after each annual meeting of stockholders, shall choose the officers of the Corporation.

	Section 3.	The Board of Directors may appoint such other officers and
agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

	Section 4.	The officers of the corporation shall hold office until their successors are chosen and qualify in their stead.  Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors.  If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.


PRESIDENT

	Section 5.	The President shall be elected from among the directors and
shall be the chief executive officer of the corporation.  He shall preside at meetings of the Board of Directors.  He shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the Board of Directors are carried into effect.

                                                                        16

	Section 6.	The President shall execute bonds, mortgages and other contracts requiring a seal,under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.




VICE PRESIDENTS


	Section 8.	The Vice Presidents shall perform such duties as the Board of
Directors shall prescribe.


	THE SECRETARY AND ASSISTANT SECRETARIES


	Section 9.	The Secretary shall attend all sessions of the Board of
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

	Section 10.	The Assistant Secretaries in order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors shall prescribe.

	THE VICE PRESIDENT, FINANCE


	Section 11.	The Vice President, Finance shall have the custody of the
corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.

Section 12.	The Vice President, Finance shall disburse the funds of the
corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Vice President, Finance and of the financial condition of the corporation.

	Section 13.	If required by the Board of Directors, the Vice President,
Finance shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal
                                                 17
From office, of all books, papers, vouchers money and other property of whatever kind in his possession or under his control belonging to the corporation.

	Section 14.	The Vice President, Finance shall have general charge, control and supervision over the accounting and auditing affairs of the corporation.
The Vice President, Finance shall have the responsibility for the preparation and maintenance of the books of account (but shall not have access to make direct entries to these books) and of the accounting records and papers of the corporation; shall have responsibility for the custody and safekeeping of all permanent records and papers of the corporation; shall supervise the preparation of all financial statements and reports on the operation and condition of the business; shall have responsibility for the establishment of financial procedures, records, and forms used by the corporation; shall have responsibility for the filing of all financial and tax reports and returns required by law; shall render to the President, Vice President, or the Board of Directors, whenever they may require, an account of his transactions as Vice President, Finance; and in general shall have such other powers and perform such other duties as are incident to the office of a treasurer and a controller and as from time to time may be prescribed by the
Board of Directors or the President.


	ARTICLE VI


	CERTIFICATES OF STOCK


	Section 1.	Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the
President or a Vice President and the Secretary or an Assistant Secretary of
the Corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock, the designations, preferences and relative, participating, optional or other special rights of each class and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class of stock.

	Section 2.	Where a certificate is signed (1) by a transfer agent or an
assistant transfer agent or (2) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such President, Vice
President, Secretary or Assistant Secretary may be facsimile.  In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the corporation.


	TRANSFERS OF STOCK


	Section 3.	Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.
                                                                       18


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

                                                                      19




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

	Each standing committee may determine its own rules of procedure, consistent with these By-Laws.  Meetings of any standing committee may be called upon direction of the President, or the chairman of the committee.  Written, facsimile or electronic notice of each meeting, except meetings of the Executive Committee, shall be given to each member of the committee, by personal delivery, or by mail addressed to him at his usual business address, or by facsimile or electronic means at any facsimile
number or electronic address provided by him to the corporation, at least three days (excluding Saturdays, Sundays, and holidays) prior to the meeting in case of notice by mail, and at least two days (excluding Saturdays,
Sundays, and holidays) prior to the meeting in case of notice by telegram or by personal delivery.  Notice of each meeting of the Executive Committee shall be given to each member of that committee, by personal delivery, or by telephone, or by mail addressed to him at his usual business address, or by facsimile or electronic means at any facsimile number or electronic address provided by him to the corporation, at least twenty-four hours prior to the meeting in the case of notice by telephone, telegram, or personal delivery, and at least two days (excluding Saturdays,
Sundays, and holidays) prior to the meeting in case of notice by mail.  All notices which are mailed shall be deemed to have been given when deposited in the United States mail, postage prepaid.  Notice of meetings of any standing committee may be waived by any member of the committee.  At meetings of each standing committee,the presence of a majority of the members of such committee shall be necessary to constitute a quorum
for the transaction of business, and, if a quorum is present at any meeting the action taken by a majority of the members present shall be the act of the committee.  Each standing committee shall keep a record
of its acts and proceedings - and all action shall be reported to the Board of Directors at the next meeting of the Board of Directors following such action.

                                                                      20

	EXECUTIVE COMMITTEE

	Section 2. The Executive Committee shall consist of not less than three members, including the President, as from time to time shall be prescribed by the Board of Directors and shall hold office until their respective successors are elected.

	The Executive Committee, unless otherwise provided by resolution of the Board of Directors,shall have and may exercise, during the time between meetings of the Board of Directors, all the powers and perform all the duties of the Board of Directors except that said
Committee shall have no authority as to the following matters: (i) the submission to shareholders of any action that needs shareholders' authorization under the Delaware General Business Corporation Act;
(ii) the amendment or repeal of these By-Laws or the adoption of new By-Laws;
(iii) the amendment or repeal of any resolution of the Board of Directors which by its terms shall not be so amendable or repealable; (iv) action in respect of dividends to shareholders; (v) election of officers or the designation of members of committees of the Board of Directors or the filling of vacancies in the Board of Directors or in any committee of the Board of Directors; and (vi) any action which the President shall by written instrument filed with the Secretary designate as a matter which should be considered by the Board of Directors. Action taken by the Executive Committee shall be subject to revision or alteration by the Board of Directors, provided that rights or acts of third parties vested or taken in reliance on such action prior to any such revision or alteration shall not be adversely affected by such revision or alteration.


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

	The Audit Committee shall report to the Board of Directors annually the independent public accountants that it recommends the Board appoint to audit the books, records, and accounts of the corporation and to perform such other duties as the Board of Directors may from time to time prescribe.
The Committee shall review all recommendations made by the corporation's independent public accountants to the Board of Directors with respect to the accounting methods used, the system of internal control followed by the corporation and in connection with non-audit services, and shall advise the Board of Directors with respect thereto. The Committee shall also have authority to examine into and make recommendations to the Board of Directors with respect to the scope of the audit conducted by the corporation's independent public accountants and with respect to non-audit services.
                                                                       21

	The Audit Committee shall review the audit plans and results of the Corporation's internal audit function and shall report to the Board of Directors with respect thereto.













































                                  22






                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      39 Weeks Ended
                               Oct. 2,  Oct. 3,    Oct. 2,  Oct. 3,
(millions)                       1999     1998       1999     1998


INCOME BEFORE INCOME TAXES      $  60    $  62      $ 181    $ 186

PLUS FIXED CHARGES:

   Interest                       231      238        706      717
   Amortization of debt
    discount/premium                3        3          8        8


 Total fixed charges              234      241        714      725

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 294    $ 303      $ 895    $ 911


RATIO OF EARNINGS TO FIXED
   CHARGES                       1.26     1.26       1.25     1.26














                                 2





                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended October 2, 1999 and October 3, 1998, as indicated in our report dated October 14, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, is incorporated by reference in Registration Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 5, 1999