Form 10-Q/A
period 1999-10-02
SEARS ROEBUCK ACCEPTANCE CORP
filed 1999-11-09
CIK 88255

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







November 9, 1999


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

12      Calculation of ratio of earnings to fixed charges.*

15 Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 1999 concerning unaudited financial
	  information.*

27      Financial Data Schedule.*

99 Pages 17, 18 and 19 of the Sears, Roebuck and Co. Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.*

*  Filed herewith.


























                                                        EXHIBIT 3(b)
      By-Laws

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







Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 5, 1999



                                                 Exhibit 99
Year 2000


This description updates the description of the Company's Year 2000 project contained in the Company's 1998 Annual Report to Shareholders and its Quarterly Reports for the quarters ended April 3, 1999 and July 3, 1999 and should be read in conjunction with such descriptions.


	State of Readiness

	Information Systems

The Company has completed the inventory and assessment of its mission critical (vital to business operations) information systems. During the period covered by this Report, the Company completed the remediation and testing of those mission critical systems requiring remediation. As of October 20, 1999, the Company has completed certification (final testing and validation) for approximately 80% of its mission critical or retired mission critical systems, and the Company expects to complete such certification by the end of November 1999.
 To assist in completing certification, the Company has issued a moratorium on deploying any changes into its systems production environment from
July 1, 1999 through April 1, 2000 (subject to business critical changes) that are not related to the Year 2000 compliance project. A formal process has been developed for managing business critical changes implemented during the moratorium, including a retesting and recertification process where necessary.
                                  25
SEARS, ROEBUCK AND CO.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998



Business Management

There have been no changes in the Company's assessment of its equipment and systems that contain embedded computer technology, its resale merchandise, or its mission critical, non-information systems service providers -- the Company believes that these areas do not pose a substantial Year 2000 compliance risk to the Company.


Merchandise Vendors

The Company currently rates its vendors as either green or red. The green category consists of vendors that have represented to the Company that they are compliant, including the development of contingency plans, subject to the possible failure of the vendors' third party providers. The green category also includes vendors in the third tier that previously reported that they would be compliant by August 1, 1999. All other vendors are rated in the red category.As of November 1, 1999, one first tier vendor (less than 1% of merchandise sales), two second tier vendors (less than 1% of merchandise sales) and 162 third tier vendors (approximately 2% of merchandise sales) were rated in the red category. The Company continues to monitor vendors rated in the red category, including reviewing follow-up progress reports and conducting electronic data interchange testing. For first and second tier vendors rated in the red category, the Company also continues to engage in further discussions with the vendors regarding their compliance and review available information, such as the vendors' filings with the Securities and Exchange Commission.





Contingency Plans

Each of the Company's business units has substantially completed the development of contingency plans that identify what actions need to be taken if a critical system, merchandise vendor or service is not available. These plans are based on existing emergency response plans, business continuity plans and the results of the Year 2000 compliance project. The business units have considered various contingencies, such as alternative merchandise vendors and service providers and operational alternatives (include procedures focus on assuring that key personnel - including managerial, operational and technical support functions - will be available to identify and seek to remedy as promptly as possible any disruption that may occur during the century rollover. The Company expects to complete the formulation of these century rollover event management plans in November 1999 and to test, rehearse and refine these plans throughout the remainder of 1999.


Risks

The Company believes that its most significant Year 2000 risk factors are:

* Failure of either of its two mission critical information systems service providers to make their systems Year 2000 compliant, despite such providers' own Year 2000 compliance efforts and their assurances to the Company that their systems are Year 2000 compliant; and

* 	Failure of a first tier mission critical merchandise vendor, or multiple merchandise vendors or service providers, to supply merchandise or services for an extended period of time.

                                   26
SEARS, ROEBUCK AND CO.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS, FINANCIAL CONDITION AND LIQUIDITY FOR THE
13 AND 39 WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998




Although the occurrence of either of these scenarios could have a material adverse effect on the Company, the Company does not believe that any of these scenarios or any other Year 2000 compliance issues that would materially affect the Company's operations are reasonably likely to occur.



Costs

The Company estimates total costs (including external costs and the costs of internal personnel) related to its Year 2000 effort to be approximately
$67 million, of which the Company (including Sears Canada) has incurred approximately $55 million through September 30, 1999. In addition, the Company has accelerated the planned development of new systems with improved business functionality to replace systems that were not Year 2000 compliant, including the Company's new payroll processing system. The Company expects these systems will cost approximately $82 million, of which the Company has incurred approximately $78 million through September 30, 1999
The Company funds Year 2000 costs with cash flows from operations.





Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Report are forward-looking statements made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially.
The Company's forward-looking statements are based on assumptions about many important factors, including ongoing competitive pressures in the retail industry, changes in consumer spending, delinquency and charge-off trends in the credit card receivables portfolio, general
North American economic conditions (such as interest rates and consumer confidence), anticipated cash flow, the Company's ability to cost-effectively access multiple sources of funding, the ability of the Company to implement its new marketing plan and cost reduction efforts, and normal business uncertainty. In particular, the discussion of Year 2000 matters above is based on assumptions about a variety of factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, vendors' delivery of merchandise and performance of services required by the Company and the collateral effects of Year 2000 compliance issues on the Company's business partners and customers. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.








                                         27