Form 10-K
period 2000-01-01
SEARS ROEBUCK ACCEPTANCE CORP
filed 2000-03-22
CIK 88255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
---------------
FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

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

As of February 29, 2000, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction  II(a) and
(b) of Form 10-K and is therefore filing this report with a reduced disclosure format.


DOCUMENTS INCORPORATED BY REFERENCE

None







                                 PART I


Item 1.    Business.

           Sears Roebuck Acceptance Corp.("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co.("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and from time to time sells receivable balances to, SRAC. SRAC obtains funds through the issuance of commercial paper and long-term debt, which includes medium-term notes and discrete underwritten debt.

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

           SRAC's commercial paper ratings are F-1 from Fitch IBCA, Inc., D-1- from Duff & Phelps Credit Rating Co, P-2 from Moody's Investor Services, Inc., and A-2 from Standard & Poor's, . Long-term ratings are A from Fitch IBCA, Inc., A- from Duff & Phelps Credit Rating Co., A3 from Moody's Investor Services, Inc., and A- from Standard & Poor's.

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

           SRAC provides backup support for its commercial paper portfolio through its committed credit facilities. SRAC manages its credit facilities and associated costs in response to changes in its projected short-term funding requirements. In April 1999, SRAC reduced the commitment amount on the $1 billion revolving credit facility to $500 million. This agreement terminated November 1999. The $40 million credit facililty with 42-minority owned banks expired in November 1999. As of January 1, 2000, SRAC had backup facilities totaling $5.06 billion that continued to provide support for 100% of commercial paper outstanding.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated, or modified (except that SRAC's fixed charge coverage ratio may be reduced to as low as 1.15) without the approval of such banks.

SRAC ended 1999 with an equity position of $2.9 billion and a debt-to-equity ratio of 4.9:1 compared to 5.5:1 at the end of 1998.

           As of March 1, 2000 SRAC had 10 employees.

Item 2.    Properties.

           SRAC leases 5,865 square feet of an office building located in Greenville, Delaware.

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

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


           Financial Condition

          SRAC's investment in Sears notes decreased to $16.8 billion at year-end 1999 from $18.0 billion at the end of 1998. Short-term borrowings at the end of 1999 were $2.7 billion, a $1.6 billion decrease from the prior year. Total debt outstanding decreased in 1999 to $14.2 billion from $15.3 billion. SRAC's investment in the Notes of Sears decreased as a result of reduced funding requirements of Sears. In response to its lower investments, SRAC reduced the level of its debt outstanding.


           Results of Operations

           SRAC's total revenues of $1,201 million for 1999 decreased from $1,234 million in 1998 and increased from $960 million in 1997. The revenue decrease for 1999 resulted from a 21 basis point reduction in the average rates on earning assets from 1998 to 1999. Higher levels of average earning assets in 1998 resulted in increased revenues from 1997.

           SRAC's interest and related expenses were $955 million for 1999, $979 million in 1998 and $763 million in 1997. In 1999, SRAC's average cost of short-term funds decreased 33 basis points to 5.25%. Average outstanding short-term debt of $3.7 billion in 1999 decreased nearly $800 million from the 1998 level. Decreases in short-term debt levels were partially offset by increases in long term debt levels. Average outstanding term debt in 1999 was $11.2 billion compared to $10.6 billion in 1998. SRAC's average cost of term debt of 6.59% was relatively flat compared to 1998.

          During 1999, SRAC issued $1.1 billion in term debt securities as follows:

   *$99 million of fixed-rate medium-term notes, with an average coupon of 6.51% and an average term of 4.3 years

    *$250 million of variable-rate medium-term notes, with an average term of
     1.8 years and

    *$750 million of 6.25%, 10-year global notes, at a yield of 6.43%.

            SRAC's management of the debt portfolio during 1999 resulted in a $200 million reduction from 1998 average debt levels and a 2 basis point reduction in average cost. This resulted in decreases in interest and related expenses throughout 1999.

            SRAC's net income was $158 million in 1999, $163 million in 1998 and $125 million in 1997.

            On December 15, 1999, Moody's Investor Services, Inc. lowered its rating on SRAC's commercial paper to P2 from P1 and SRAC's long-term rating to A-3 from A-2. On February 24, 2000, Duff & Phelps lowered its ratings on SRAC's commercial paper to D-1- from D-1 and SRAC's long-term debt to A- from A. With a Fitch IBCA F-1 rating and the rating from Duff & Phelps, SRAC's commercial paper remains top tier eligible under SEC Rule 2a-7.

            The financial information appearing in this Annual Report on
Form 10-K is presented in historical dollars, which do not reflect the decline
in purchasing power that results from inflation.   As is the case for most
financial companies, substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC's investment in Sears notes are set to provide fixed charge coverage of at least 1.25 times, thereby insulating SRAC from the effects of inflation-based interest rate increases.

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

SRAC used only internal resources and Sears resources to complete its Year 2000 compliance initiatives. The costs associated with this effort, together with SRAC's share of the costs relating to Sears corporate-wide Year 2000 effort, were not material.

SRAC did not experience any significant Y2K problems. SRAC's facilities opened as planned and systems were operational continuously.

Cautionary Statement Regarding Forward Looking Information

Certain statements made in this Annual Report on Form 10-K are forward looking statements and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As such, they involve risks and uncertainties that could cause actual results to differ materially. SRAC's forward looking statements are based on assumptions about many important factors, including ongoing competitive conditions in the capital markets, economic conditions such as interest rates, and normal business uncertainty. While SRAC believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors which could cause actual results to differ materially from expected results.


 Item 7A.  Market Risk

SRAC's outstanding debt securities are subject to repricing risk. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt. All debt securities are considered non-trading. At year-end 1999 and 1998, 31% and 32%, respectively of the funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months). Based on SRAC's funding portfolio as of year-end 1999 and 1998, which totaled $14.2 billion and $15.3 billion, respectively, a 100 basis point change in interest rates would affect annual pre-tax funding cost by approximately $44 million and $49 million, respectively. This calculation assumes the funding portfolio balance at year end remains constant for an annual period and that the 100 basis point change occurs at the beginning of the annual period. The effect on net earnings is mitigated by the fixed charge coverage agreement with Sears.

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME

(millions, except ratio of earnings to fixed charges)


                                       1999         1998        1997
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $1,189       $1,221        $948
Earnings on commercial customer
  receivable balances purchased
  from Sears                              4            8           7
Earnings on cash equivalents              8            5           5
                                      -----        -----       -----
Total revenues                        1,201        1,234         960


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 955          979         763
Operating expenses                        3            4           4
                                      -----        -----       -----
Total expenses                          958          983         767
                                      -----        -----       -----

Income before income taxes              243          251         193
Income taxes                             85           88          68
                                      -----        -----       -----
Net income                             $158         $163        $125
                                      -----        -----       -----
Ratio of earnings to fixed charges     1.25         1.26        1.25



See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 1999        1998
                                           -------     -------



Assets
------
Cash and cash equivalents                  $   454     $    94
Notes of Sears                              16,806      17,990
Commercial customer receivable
  balances purchased from Sears                  -          90
Other assets                                    64          73
                                         ---------   ---------
  Total assets                             $17,324     $18,247
                                         ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $12 and $25)                  $2,675      $4,243
Medium-term notes                            5,716       5,976
Discrete underwritten debt(net of
  unamoritized discount of $23 and $16)      5,827       5,084
Accrued interest and other liabilities         173         169
                                         ---------   ---------
   Total liabilities                        14,391      15,472
                                         ---------   ---------

Commitments and Contingent Liabilities

Stockholder's Equity
--------------------
Capital stock, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
Retained income                              1,748      1,590
                                         ---------  ---------
  Total stockholder's equity                 2,933      2,775
                                         ---------  ---------
  Total liabilities and
    stockholder's equity                   $17,324    $18,247
                                         ---------  ---------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF STOCKHOLDER'S EQUITY



(millions)                              1999        1998        1997
                                    --------    --------    --------
Capital stock                            $35         $35         $35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                      1,150         700         350
Capital contribution                       -         450         350
                                    --------    --------    --------
End of year                           $1,150      $1,150        $700
                                    --------    --------    --------
Retained income:
Beginning of year                     $1,590      $1,427      $1,302
Net income                               158         163         125
                                    --------    --------    --------
End of year                           $1,748      $1,590      $1,427
                                    --------    --------    --------

Total stockholder's equity            $2,933      $2,775      $2,162
                                    --------    --------    --------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    1999     1998      1997
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                    $158     $163      $125
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                         12       11         8
 Decrease in other assets                        4        6        47
 Increase in other liabilities                   4       46        59
                                           -------- --------  --------
Net cash provided by
  operating activities                         178      226       239

Cash Flows From Investing Activities
------------------------------------
Decrease (increase) in notes of Sears         1,184  (1,429)   (4,952)
Decrease (increase) in commercial customer
  receivable balances purchased from Sears       90      (1)      (13)
                                           -------- --------  --------
Net cash provided by (used in)
  investing activities                        1,274  (1,430)   (4,965)

Cash Flows From Financing Activities
------------------------------------
(Decrease)increase in commercial paper,
  primarily 90 days or less                 (1,568)  (1,006)    1,925
Decrease in agreements with bank
  trust departments                              -        -       (82)
Proceeds from issuance of long-term debt     1,091    2,511     3,467
Payments for redemption of long-term debt     (610)    (634)   (1,132)
Issue cost paid to issue debt                   (5)     (28)      (25)
Proceeds from capital contribution               -      450       350
                                           -------- --------  --------
Net cash (used in) provided by
  financing activities                      (1,092)   1,293     4,503
                                           -------- --------  --------
Net increase (decrease)
  in cash and cash equivalents                 360       89      (223)
Cash and cash equivalents, beginning of year    94        5       228
                                           -------- --------  --------
Cash and cash equivalents, end of year        $454      $94      $  5
                                           -------- --------  --------

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $936     $947      $694
  Income taxes                                  84       93        66

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp.("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears and, to a lesser extent, purchasing receivable balances from Sears, using proceeds from its short-term borrowing programs (primarily the direct placement of commercial paper) and the issuance of long-term debt (medium-term notes and discrete underwritten debt).

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

SRAC's fiscal year ends on the Saturday closest to December 31. Fiscal year-ends were January 1, 2000 (52 weeks), January 2, 1999 (52 weeks) and January 3, 1998 (53 weeks).

In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the FASB voted to delay the adoption of SFAS No.133 by one year. This statement is now required to be adopted in years beginning after June 15, 2000. SRAC is currently evaluating the effect this statement might have on its financial position or results of operations.

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform with the current year presentation.

2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $85 million, $88 million and $68 million for the fiscal years 1999, 1998 and 1997, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.


3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

SRAC purchases commercial customer receivable balances ("CCRB") from Sears. The receivables were purchased, with recourse, and SRAC earns interest on the outstanding balance. The receivables were made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears and are predominantly paid within 30 days.

Each month, SRAC purchases new receivables and receives collections on previously purchased receivables. SRAC discontinued this program as of the end of 1999.

4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC obtains funds through the direct placement of commercial paper issued in maturities of one to 270 days. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.


(millions)                                           1999        1998
                                                  --------    --------
Commercial paper outstanding                       $2,687      $4,268
 Less: Unamortized discount                            12          25
                                                  --------    --------
Commercial paper outstanding (net)                 $2,675      $4,243
                                                  --------    --------



Average and Maximum Balances(net)        1999                  1998
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $3,740     $4,697   $4,514     $5,366
                                  ------------------- -------------------



Weighted Average Interest Rates           1999                1998
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------

Commercial paper                    5.25%     6.21%     5.58%      5.40%
                                  ------------------- -------------------

5. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)


ISSUANCE
                                   Avg.                           Avg.
                    1999    Avg.   Orig.       1998      Avg.    Orig.
                   Volume  Coupon  Term       Volume    Coupon   Term
                   ------  ------  ----       ------    ------   ----
  Fourth Quarter:
Medium-term notes  $  319   6.42%   1.9       $   30     5.73%    7.3
Discrete debt      $    -      -      -       $  550     6.86%   34.6

  Year:
Medium-term notes  $  349   6.38%   2.4       $  528     6.00%    5.3
Discrete debt      $  750   6.25%  10.0       $2,000     6.53%   20.0




GROSS OUTSTANDING

                                    Avg.                          Avg.
                  01/01/00  Avg.  Remain.     01/02/99    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon    Term
                  -------- ------ ------      -------   ------ -------
Medium-term notes  $5,716   6.53%   2.2       $5,976     6.55%    3.9
Discrete debt      $5,850   6.64%  11.7       $5,100     6.70%   14.0



MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2000       $1,400        $  250
2001        2,018            -
2002          863           600
2003        1,000         1,250
2004          202            -
Thereafter    233         3,750
---------------------------------
Total      $5,716        $5,850
=================================

6. BACK-UP LIQUIDITY


SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $3 million to a high of $767 million in 1999. Committed credit facilities as of January 1, 2000 were as follows:



Expiration Date                                        (millions)
----------------------------------------------------------------
April 2003                                                $4,185
April 2002                                                   875
----------------------------------------------------------------
                                                          $5,060
================================================================

SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at January 1, 2000 on these credit lines were $3.7 million.




       7. LETTERS OF CREDIT AND OTHER COMMITMENTS


SRAC is the guarantor of a $70 million promissory note issued by Sears, Roebuck de Puerto Rico, Inc. under the terms of a July 1998 private placement. The note is renewable on a nine-month cycle.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At January 1, 2000, letters of credit totaling $168 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis. SRAC also issues irrevocable letters of credit to third parties on behalf of Sears. At January 1, 2000, irrevocable letters of credit totaling $25 million were outstanding.

8.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in certain notes of Sears and from time to time, purchases commercial customer receivable balances from Sears.

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value.
Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments are as follows:

---------------------------------------------------------------------------
                                             1999                1998
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes                     $ 5,716   $5,628    $ 5,976   $6,135
Discrete underwritten debt(net)         5,827    5,323      5,084    5,308





9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First        Second          Third        Fourth
                         Quarter       Quarter        Quarter       Quarter
                       1999   1998   1999   1998    1999   1998   1999    1998
(millions)             ------------  ------------   -----------   ------------
Operating Results
Combined earnings from
  Sears notes and CCRB $307   $302   $294   $305    $294   $303    $298   $319
Total revenues          308    304    295    306     295    304     303    320

Interest & related
  expenses              245    241    235    243     234    241     241    254
Total expenses          246    242    236    244     235    242     241    255
Income before
  income taxes           62     62     59     62      60     62      62     65

Net income               40     40     39     41      39     40      40     42

Ratio of earnings to
  fixed charges        1.25   1.26   1.25   1.26    1.26   1.26    1.26   1.26

(billions)
Averages
--------
Earning assets*       $18.6  $17.6  $17.9  $17.5   $17.7  $17.6   $17.8  $19.0
Short-term debt         4.6    5.1    3.7    3.9     3.4    4.0     3.3    5.1
Long-term debt         10.9    9.7   11.1   10.9    11.3   11.0    11.4   10.9
Cost of
  short-term debt     5.08%  5.63%  4.97%  5.56%   5.26%  5.59%   5.82%  5.35%
  long-term debt      6.63%  6.58%  6.59%  6.56%   6.55%  6.52%   6.57%  6.58%


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

           (b) Reports on Form 8-K:

                   A current report on Form 8-K dated December 15, 1999 was filed with the Securities and Exchange Commission on December 16, 1999 [Item 5].

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

March 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 22, 2000
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
Jeffrey N. Boyer*          Director                      )
                                                         )
                                                         )
Joseph E Laughlin*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )




*\S\ George F. Slook, Individually and as Attorney-in-Fact

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


INDEPENDENT AUDITORS' REPORT                                      S-2































                                           S-1








INDEPENDENT AUDITORS' REPORT


To the Stockholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 1, 2000 and January 2, 1999, and the related statements of income, stockholder's equity, and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended
January 1, 2000 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 14, 2000


















                                        S-2




                 EXHIBIT INDEX


3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
                Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999*].

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

4(t) Extension Agreement dated September 18, 1997, between Sears, Roebuck and Co and the Registrant.**

4(u) Extension Agreement dated October 23, 1998, between Sears, Roebuck and Co and the Registrant.**

4(v) Form of 6.625% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 27, 1997*].

4(w) Form of 6.95% Note [Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(x) Form of 7.00% Note [Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(y) Form of Fixed-Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(z) Form of Floating Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(aa) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(bb) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(cc) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(dd) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(ee) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]




__________________________
 * SEC File No. 1-4040.
** Filed herewith.

                EXHIBIT INDEX (cont'd)

4(ff) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(gg) Form of Global 7.00% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(hh) Form of Global 6.00% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated
                March 13, 1998*].

4(ii) Form of Global 6.95% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated October 16, 1998*].

4(jj) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(kk) Form of 6.25% Note [Incorporated by reference to Exhibit 4(c)to the Registrant's Current Report on Form 8-K dated April 29, 1999*].

4(ll) Form of Extension Agreement extending the term of aggregate commitments of $4,125 million under the Amended and Restated $5,000,000,000 Credit Agreement dated as of April 28, 1997. [Incorporated by reference to Exhibit 4(jj) to the Registrant's Annual Report on form 10-K for the Year ended January 2, 1999.]

4(mm) Letter Agreement dated October 30, 1998 between the Registrant and The Huntington National Bank relating to a $60 million commitment under the Amended and Restated $5,000,000,000 Credit Agreement dated April 28, 1997.

10(a) Letter Agreement dated as of October 17, 1991 between Registrant and Sears, Roebuck and Co. [Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991*].







 * SEC File No. 1-4040.
** Filed herewith.

10(b)(1) Agreement to Issue Letters of Credit dated December 3, 1985 between Sears, Roebuck and Co. and Registrant [Incorporated by reference to Exhibit 10(i)(1) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].


10(b)(2) Letter Agreement dated March 11, 1986 amending Agreement to Issue Letters of Credit dated December 3, 1985 [Incorporated by reference to Exhibit 10(i)(2) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].

10(b)(3) Letter Agreement dated November 26, 1986 amending Agreement to Issue Letters of Credit dated December 3, 1985 [Incorporated by reference to Exhibit 10(i)(3) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987*].

12              Calculation of ratio of earnings to fixed charges.**

23 Consent of Deloitte & Touche LLP.**

24 Power of attorney.**

      27              Financial Data Schedule.**
















_______________________
*  SEC File No. 1-4040.
** Filed herewith.
***SEC File No. 1-416

                                                                Exhibit 12




SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                       1999          1998          1997

(dollars in millions)

INCOME BEFORE INCOME TAXES             $243          $251         $ 193

PLUS FIXED CHARGES:

   Interest                             943           968           755
   Amortization of debt
      discount/premium                   12            11             8
                                     -------       -------       -------

TOTAL FIXED CHARGES                     955           979           763
                                     -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $1,198        $1,230          $956
                                     =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                             1.25          1.26          1.25






























                                                            EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement
Nos. 333-30879 and 333-62847 of Sears Roebuck Acceptance Corp. on Forms S-3 of our report dated January 14, 2000, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended January 1, 2000.


\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 22, 2000











































                                                               EXHIBIT 4(t)



SEARS, ROEBUCK AND CO.
3333 BEVERLY ROAD
HOFFMAN ESTATES, ILLINOIS 60179




September 18, 1997

Sears Roebuck Acceptance Corp.
3711 Kennett Pike
Greenville, Delaware 19807

Gentlemen:

This is to confirm our agreement ("Extension Agreement") that the term "Debt Securities" as defined in the Fixed Charge Coverage and Ownership Agreement dated as of May 15, 1995 between Sears Roebuck Acceptance Corp. ("SRAC"), and Sears, Roebuck and Co. shall be expanded to include up to $4.5 billion aggregate initial offering price of debt securities to be issued by SRAC under Registration Statement No. 333-30879.

If the foregoing satisfactorily sets forth your understanding of our agreement, please indicate your acceptance by the signature of a duly authorized officer in the space provided below and on the duplicate original of this letter which is enclosed.

						Very truly yours,

						SEARS, ROEBUCK AND CO.


						By:   /S/Alan J. Lacy
							Alan J. Lacy
							Executive Vice President and
							Chief Financial Officer

Accepted:

SEARS ROEBUCK ACCEPTANCE CORP.


By:  /S/Keith E. Trost
	Keith E. Trost
	President



















                                                                  EXHIBIT 4(u)

SEARS, ROEBUCK AND CO.
3333 BEVERLY ROAD
HOFFMAN ESTATES, ILLINOIS 60179


October 23, 1998




Sears. Roebuck Acceptance Corp.
3711 Kennett Pike
Greenville, Delaware 19807

Gentlemen:

This is to confirm our agreement ("Extension Agreement") that the term "Debt Securities" as defined in the Fixed Charge Coverage and Ownership Agreement dated as of May 15, 1995 between Sears Roebuck Acceptance Corp. ("SRAC"), and Sears, Roebuck and Co. shall be expanded to include up to $5 billion aggregate initial offering price of debt securities to be issued by SRAC under Registration Statement No. 333-62847.


If the foregoing satisfactorily sets forth your understanding of our agreement, please indicate your acceptance by the signature of a duly authorized officer in the space provided below and on the duplicate original of this letter which is enclosed.

Very truly yours,




SEARS, ROEBUCK AND CO.

 By:  /S/Alan J. Lacy
 Alan J. Lacy
 Chief Financial Officer and
 President, Credit


 Accepted:


SEARS ROEBUCK ACCEPTANCE CORP.


By:  /S/Keith E. Trost
        Keith E. Trost
        President