Form 10-Q
period 2000-04-01
SEARS ROEBUCK ACCEPTANCE CORP
filed 2000-05-12
CIK 88255

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

                      Yes   X    No __

   As of April 30, 2000, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.




                SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  13 WEEKS ENDED APRIL 1, 2000



                                                      Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           April 1, 2000 and April 3, 1999 (unaudited)
           and January 1, 2000 (audited)                  1

        Statements of Income (unaudited)
           13 Weeks Ended April 1, 2000
           and April 3, 1999                 		  2

        Statements of Cash Flows (unaudited)
           13 Weeks Ended April 1, 2000
           and April 3, 1999                              3

        Notes to Financial Statements (unaudited)        4,5

	   Independent Accountants' Report                6

  Item 2.   Analysis of Results of Operations             7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K              8



                 PART I. FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS

SEARS ROEBUCK ACCEPTANCE CORP.

                STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
(millions, except share data)   April 1,    April 3,   Jan. 1,
                                 2000        1999	 2000
Assets
Cash and cash equivalents      $    135   $     46   $    454
Notes of Sears                   17,195     17,695     16,806
Commercial customer receivable
  balances purchased from Sears       -         87          -
Other assets                         60         73         64

Total assets                   $ 17,390   $ 17,901   $ 17,324

Liabilities
Commercial paper (net of
  unamortized discount of
  $8, $22 and $12)             $  2,619   $  4,166   $  2,675
Medium-term notes (net of
  unamortized discount of
  $9, $0 and $0)                  5,738      5,614      5,716
Discrete underwritten debt(net
  of unamortitized discount of
  $22, $16 and $23)               5,828      5,084      5,827
Accrued interest and
  other liabilities                 232        222        173

 Total liabilities               14,417     15,086     14,391

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35         35         35
Capital in excess of par value    1,150      1,150      1,150
Retained income                   1,788      1,630      1,748

 Total stockholder's equity       2,973      2,815      2,933

Total liabilities and
  stockholder's equity         $ 17,390   $ 17,901   $ 17,324


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)


(millions,except ratios)

                                        13 Weeks Ended
                                     April 1,     April 3,
                                       2000         1999
Revenues

Earnings on notes of Sears           $    299     $    305
Earnings on commercial customer
  receivable balances purchased
  from Sears                                -            2
Earnings on cash equivalents                3            1

Total revenues                            302          308



Expenses

Interest expense and amortization of
  debt discount/premium                   240          245
Operating expenses                          1            1

Total expenses                            241          246


Income before income taxes                 61           62
Income taxes                               21           22

Net income                           $     40     $     40


Ratio of earnings to fixed charges       1.25         1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                           April 1,   April 3,
                                             2000       1999

Cash flows from operating activities:
Net income                                 $    40    $    40
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              4          3
    Increase in other assets                     -         (3)
    Increase in other liabilities               59         53

Net cash provided by operating activities      103         93

Cash flows from investing activities:
 (Increase)decrease in notes of Sears         (389)       295
 Decrease in commercial customer receivable
  balances purchased from Sears                  -          3

Net cash(used in) provided by
  investing activities                        (389)       298

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                    (56)       (77)
Proceeds from issuance of long-term debt        86         25
Payments for redemption of long-term debt      (63)      (387)

Net cash used in
  financing activities                         (33)      (439)

Net decrease in cash and
  cash equivalents                            (319)       (48)

Cash and cash equivalents at beginning
  of period                                    454         94

Cash and cash equivalents at end of period $   135    $    46

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended January 1, 2000, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio fluctuated from a low of $5 million to a high of $628 million in the first quarter of 2000. Credit facilities as of April 1, 2000 were as follows:

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


(dollars in millions; term in years)

ISSUANCE


                                   Avg.                      Avg.
                    2000    Avg.   Orig.   1999      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  First Quarter:
Medium-term notes  $   95   6.58%   3.6   $   25     5.90%   10.0



GROSS OUTSTANDING

                                    Avg.                      Avg.
                  04/01/00  Avg.  Remain. 04/03/99    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,747   6.51%    2.2    $5,614    6.59%    2.9
Discrete debt      $5,850   6.59%   11.4    $5,100    6.69%   12.8

MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2000       $1,337        $  250
2001        2,018            -
2002          863           600
2003        1,071         1,250
2004          201             -
Thereafter    257         3,750
---------------------------------
Total      $5,747        $5,850
=================================

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of April 1, 2000 and April 3, 1999, and the related statements of income and cash flows for the 13 week periods then ended. These financial statements are the responsibility of the Sears Roebuck Acceptance
Corp.'s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 1, 2000, and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 1, 2000 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 12, 2000

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 2000, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues decreased to $302 million from $308 million in the comparable 1999 period. SRAC's income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. The decrease in revenue resulted from a $1 billion decrease in SRAC's average earning assets. SRAC's investment in the Notes of Sears decreased as a result of reduced funding requirements of Sears. Cash inflows from the reduced investments in the notes of Sears, allowed SRAC to reduce the level of its debt outstanding.

SRAC's interest and related expenses decreased to $240 million for the first quarter of 2000 from $245 million for the first quarter of 1999. SRAC's cost of short-term funds averaged 6.07% in the first quarter of 2000, a 99 basis point increase from 5.08% for the first three months of last year. SRAC's short-term borrowings averaged $2.9 billion in the first quarter of 2000, a 37% decrease from the 1999 first quarter average of $4.6 billion. Decreases in short-term debt levels were partially offset by increases in long term debt levels. Average outstanding long-term debt of $11.6 billion in the first quarter of 2000 increased
$.7 billion compared to $10.9 billion in the first quarter of 1999. SRAC's cost of long-term funds averaged 6.60% in the first quarter of 2000 compared to 6.63% for the first quarter of 1999.

SRAC's net income was $40 million for the first quarter of 2000 and 1999. SRAC's ratio of earnings to fixed charges was 1.25 for the first quarter of 2000 and 1999.






























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







May 12, 2000






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

15 Acknowledgment of awareness from Deloitte & Touche LLP, dated May 12, 2000, concerning unaudited financial information.

27      Financial Data Schedule.






















                                  10









                                                  Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                          13 Weeks Ended
                                        April 1,    April 3,
(millions)                               2000        1999


INCOME BEFORE INCOME TAXES             $    61     $    62

PLUS FIXED CHARGES:

   Interest                                236         242
   Amortization of debt
      discount/premium                       4           3


 Total fixed charges                       240         245

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $   301     $   307


RATIO OF EARNINGS TO FIXED
   CHARGES                                1.25        1.25















                                 1



                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended April 1, 2000 and April 3, 1999, as indicated in our report dated April 12, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
April 1, 2000, is incorporated by reference in Registration
Statement Nos. 333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 12, 2000












                                  12