Form 10-Q
period 2000-07-01
SEARS ROEBUCK ACCEPTANCE CORP
filed 2000-08-10
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

                      Yes   X    No __

   As of July 31, 2000, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







                   SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 26 WEEKS ENDED JULY 1, 2000




PART I.  FINANCIAL INFORMATION:                        Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           July 1, 2000 and July 3, 1999 (unaudited)
           and January 1, 2000 (audited)                   1

        Statements of Income (unaudited)
           13 Weeks and 26 Weeks ended July 1, 2000
           and July 3, 1999                          		    2

        Statements of Cash Flows (unaudited)
           26 Weeks ended July 1, 2000
           and July 3, 1999                                3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                        6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8




                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   July 1,     July 3,    Jan. 1,
                                 2000        1999	       2000
Assets
Cash and cash equivalents      $     31     $    68   $    454
Notes of Sears                   16,505      17,560     16,806
Commercial customer receivable
  balances purchased from Sears      -           81         -
Other assets                         57          76         64

 Total assets                  $ 16,593    $ 17,785   $ 17,324

Liabilities
Commercial paper (net of
  unamortized discount of
  $9, $11 and $12)             $  2,284    $  3,501   $  2,675
Medium-term notes (net of
  unamortized discount of
  $8, $0 and $0)                  5,564       5,444      5,716
Discrete underwritten debt (net
  of unamortized discount of
  $22, $24 and $23)               5,578       5,826      5,827
Accrued interest and
  other liabilities                 155         160        173

 Total liabilities             $ 13,581    $ 14,931   $ 14,391

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                $     35    $     35   $     35
Capital in excess of par value    1,150       1,150      1,150
Retained income                   1,827       1,669      1,748

 Total stockholder's equity       3,012       2,854      2,933

Total liabilities and
 stockholder's equity          $ 16,593    $ 17,785   $ 17,324


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratio)          13 Weeks Ended     26 Weeks Ended
                                July 1,  July 3,   July 1,  July 3,
                                  2000     1999      2000     1999


Revenues

Earnings on notes of Sears       $ 296	   $ 293    $ 595    $ 598
Earnings on commercial customer
 receivable balances purchased
 from Sears                        	  -	       1        -        3
Earnings on cash equivalents         3         1        6        2

Total revenues                     299       295      601      603



Expenses

Interest expense and amortization
 of debt discount/premium          237       235      477      480
Operating expenses                   1         1        2        2

Total expenses                     238       236      479      482


Income before income taxes          61        59      122      121
Income taxes                        22        20       43       42

Net income                       $  39     $  39    $  79    $  79

Ratio of earnings
 to fixed charges                 1.26      1.25     1.26     1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                           July 1,    July 3,
                                            2000        1999

Cash flows from operating activities:
Net income                                 $    79   $    79
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              9         5
    Increase in other assets                     -        (3)
    Decrease in other liabilities              (18)       (9)

Net cash provided by operating activities       70        72

Cash flows from investing activities:
Decrease in notes of Sears                     301       430
Decrease in commercial customer
  receivable balances purchased from Sears       -         9

Net cash provided by
  investing activities                         301       439

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                   (391)     (742)
Proceeds from issuance of long-term debt        86       767
Payments for redemption of long-term debt     (489)     (562)

Net cash used in
  financing activities                        (794)     (537)


Net decrease in cash and
  cash equivalents                            (423)      (26)
Cash and cash equivalents at beginning
  of period                                    454        94

Cash and cash equivalents at end of period $    31   $    68

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its short term liquid investments and available credit facilities. SRAC's liquid investments fluctuated from a low of $3 million to a high of $671 million in the second quarter of 2000. Available credit facilities as of July 1, 2000 were as follows:

Expiration Date                                   (millions)
------------------------------------------------------------
April 2003                                            $4,185
April 2002                                               875
------------------------------------------------------------
                                                      $5,060
============================================================

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    2000    Avg.   Orig.   1999      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    5     6.00%   10.0
Discrete debt      $    -      -%     -   $  750     6.25%   10.0

  26 Weeks Ended:
Medium-term notes  $   95   6.58%   3.6   $   30     5.92%   10.0
Discrete debt      $    -      -%     -   $  750     6.25%   10.0


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  07/01/00  Avg.  Remain. 07/03/99    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,572   6.55%   2.2    $5,444    6.51%    2.7
Discrete debt      $5,600   6.60%  11.7    $5,850    6.61%   12.2

MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2000       $1,162        $   -
2001        2,018            -
2002          863           600
2003        1,071         1,250
2004          201            -
Thereafter    257         3,750
---------------------------------
Total      $5,572        $5,600
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of July 1, 2000 and July 3, 1999, and the related statements of income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 1, 2000 and the related statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 1, 2000 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 11, 2000

                      SEARS ROEBUCK ACCEPTANCE CORP.

               ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS


     Sears Roebuck Acceptance Corp.'s ("SRAC") income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. During the second quarter of 2000, SRAC revenues increased to $299 million from $295 million in the comparable 1999 period. The increase in revenue resulted from a 29 basis point increase in the average rates on earning assets which was partially offset by lower asset balances from 1999 to 2000. For the first six months of 2000, SRAC's revenues declined to $601 million from $603 million for the comparable 1999 period primarily due to decreased funding requirements of Sears. Cash inflows from the reduced investment in the Notes of Sears allowed SRAC to reduce the level of its debt outstanding.

     In the first half of 2000, total debt outstanding declined $810 million from 1999 year-end balances. SRAC reduced its short-term borrowings while rates associated with short-term funds increased throughout the period. Despite the maturity of $250 million of discrete debt towards the end of the second quarter, average long-term debt remained relatively stable in the first half of 2000.

     SRAC's interest and related expenses increased to $237 million from $235 million and decreased to $477 million from $480 million for the second quarter and first half of 2000, respectively, when compared to the same periods in 1999. In the second quarter of 2000, interest and related expenses increased primarily as a result of increased costs associated with short-term funds and increased average long-term debt levels as compared to the prior year. SRAC's average cost of short-term funds increased to 6.49% in the second quarter and 6.27% in the first six months of 2000 compared to 4.97% and 5.03% for the same periods in 1999. SRAC's average long-term debt of $11.5 billion in both the second quarter and first six months of 2000 reflect increases of 4% and 5%, respectively, compared with $11.1 billion and $11.0 billion for the same periods in 1999. In the first six months of 2000, interest and related expenses decreased as a result of decreases in average short-term funding which was partially offset by increases in short-term rates and higher long-term debt balances.. SRAC's average short-term borrowings declined to $2.6 billion and $2.7 billion for the second quarter and first half of 2000, compared to $3.7 billion and $4.2 billion for the respective 1999 periods.

  On May 24, 2000 Thomson Financial Bankwatch initiated coverage of SRAC and assigned a short-term debt rating of TBW-1 and an A- long-term debt rating. On June 1, 2000, Fitch IBCA assigned SRAC ratings of F-2 on commercial paper and A- for long term debt, a result of the harmonization of ratings from the merger of Fitch IBCA and Duff & Phelps.

  SRAC's net income of $39 million and $79 million for the second quarter and first half of 2000, respectively, were unchanged from the comparable 1999 period amounts.

   SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 2000 was 1.26 compared to 1.25 for the comparable 1999 periods.

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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial
                              officer and authorized
                              officer of Registrant)







August 10, 2000

                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987]

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the
        Quarter ended October 2, 1999]

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

12      Calculation of ratio of earnings to fixed charges.*

15      Acknowledgment of awareness from Deloitte & Touche LLP,
    	   dated August 10, 2000 concerning unaudited financial information.*

27      Financial Data Schedule.*




*  Filed herewith.

                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      26 Weeks Ended
                               July 1,  July 3,    July 1,  July 3,
(millions)                       2000     1999       2000     1999


INCOME BEFORE INCOME TAXES      $  61    $  59      $ 122    $ 121

PLUS FIXED CHARGES:

   Interest                       232      233        468      475
   Amortization of debt
    discount/premium                5        2          9        5


 Total fixed charges              237      235        477      480

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 298    $ 294      $ 599    $ 601


RATIO OF EARNINGS TO FIXED
   CHARGES                       1.26     1.25       1.26     1.25

                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended July 1, 2000 and July 3, 1999, as indicated in our report dated July 11, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, is incorporated by reference in Registration
Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.






Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 10, 2000