Form 10-Q
period 2000-09-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 2000-11-03
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                      Yes   X    No __

   As of October 31, 2000, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 30, 2000




PART I.  FINANCIAL INFORMATION:                              Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           September 30, 2000 and October 2, 1999 (unaudited)
           and January 1, 2000 (audited)                           1

        Statements of Income (unaudited)
           13 Weeks and 39 Weeks ended September 30, 2000
 and October 2, 1999                   		            2

        Statements of Cash Flows (unaudited)
           39 Weeks ended September 30, 2000
           and October 2, 1999                                     3

        Notes to Financial Statements (unaudited)                 4,5

	   Independent Accountants' Report                            6

  Item 2.   Analysis of Results of Operations                      7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K                       8




                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)  Sept.30,     Oct. 2,    Jan. 1,
                                 2000        1999	       2000
Assets
Cash and cash equivalents      $    209     $    60   $    454
Notes of Sears                   17,618      17,316     16,806
Commercial customer receivable
  balances purchased from Sears      -            7         -
Other assets                         52          70         64

 Total assets                  $ 17,879    $ 17,453   $ 17,324

Liabilities
Commercial paper (net of
  unamortized discount of
  $22, $16 and $12)            $  3,891    $  3,068   $  2,675
Medium-term notes (net of
  unamortized discount of
  $8, $0 and $0)                  5,151       5,444      5,716
Discrete underwritten debt (net
  of unamortized discount of
  $22, $23 and $23)               5,578       5,827      5,827
Accrued interest and
  other liabilities                 207         221        173

 Total liabilities             $ 14,827    $ 14,560   $ 14,391

Stockholder's Equity
Capital stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                $     35    $     35   $     35
Capital in excess of par value    1,150       1,150      1,150
Retained income                   1,867       1,708      1,748

 Total stockholder's equity       3,052       2,893      2,933

Total liabilities and
 stockholder's equity          $ 17,879    $ 17,453   $ 17,324


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratio)          13 Weeks Ended     39 Weeks Ended
                               Sept. 30,  Oct. 2,   Sept.30, Oct. 2,
                                  2000     1999      2000     1999

Revenues

Earnings on notes of Sears       $ 298	   $ 293    $ 893    $ 891
Earnings on commercial customer
 receivable balances purchased
 from Sears                   	  -	       1        -        4
Earnings on cash equivalents         2         1        8        3

Total revenues                     300       295      901      898



Expenses

Interest expense and amortization
 of debt discount/premium          239       234      716      714
Operating expenses                   -         1        2        3

Total expenses                     239       235      718      717


Income before income taxes          61        60      183      181
Income taxes                        21        21       64       63

Net income                       $  40     $  39    $ 119    $ 118

Ratio of earnings
 to fixed charges                 1.26      1.26     1.26     1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                          Sept. 30,    Oct.2,
                                            2000       1999

Cash flows from operating activities:
Net income                                 $   119   $   118
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             12         9
    Decrease in other assets                     2         -
    Increase in other liabilities               34        52

Net cash provided by operating activities      167       179

Cash flows from investing activities:
(Increase)decrease in notes of Sears          (812)      674
Decrease in commercial customer
  receivable balances purchased from Sears       -        83

Net cash (used in)provided by
  investing activities                        (812)      757

Cash flows from financing activities:
Increase (decrease) in commercial paper,
  primarily 90 days or less                  1,216    (1,175)
Proceeds from issuance of long-term debt        86       772
Payments for redemption of long-term debt     (902)     (562)
Issue costs paid to issue debt                   -        (5)

Net cash provided by (used in)
  financing activities                         400      (970)
Net decrease in cash and
  cash equivalents                            (245)      (34)
Cash and cash equivalents at beginning
  of period                                    454        94

Cash and cash equivalents at end of period $   209   $    60

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its commercial paper outstanding through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $5 million to a high of $450 million in the third quarter of 2000. Available credit facilities as of September 30, 2000 were as follows:

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


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    2000    Avg.   Orig.   1999      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    -        -%     -
Discrete debt      $    -      -%     -   $    -        -%     -

  39 Weeks Ended:
Medium-term notes  $   95   6.58%   3.6   $   30     5.92%   10.0
Discrete debt      $    -      -%     -   $  750     6.25%   10.0


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  09/30/00  Avg.  Remain. 10/02/99    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $5,159   6.58%   1.9    $5,444    6.54%    2.5
Discrete debt      $5,600   6.60%  11.4    $5,850    6.65%   11.9

MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2000       $  749        $   -
2001        2,018            -
2002          863           600
2003        1,071         1,250
2004          201            -
Thereafter    257         3,750
---------------------------------
Total      $5,159        $5,600
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 30, 2000 and October 2, 1999, and the related statements of income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 17, 2000

                       SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     Sears Roebuck Acceptance Corp.'s ("SRAC") income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. During the third quarter of 2000, SRAC revenues increased to $300 million from $295 million in the comparable 1999 period. For the first nine months of 2000, SRAC's revenues increased to $901 million from $898 million for the comparable 1999 period. The increase in revenue resulted from an increase in average rates on earning assets which were partially offset by lower average earning asset balances.

     SRAC's interest and related expenses increased to $239 million from $234 million and to $716 million from $714 million for the third quarter and first nine months of 2000, respectively, when compared to the same periods in 1999. Interest and related expenses increased primarily as a result of higher interest rates associated with borrowings. SRAC's average cost of short-term funds increased to 6.87% in the third quarter and 6.49% in the first nine months of 2000 compared to 5.26% and 5.10% for the same periods in 1999. SRAC's average cost of long-term funds was 6.58% in the third quarter and 6.59% in the first nine months of 2000 compared to 6.55% and 6.59% for the same periods in 1999. Increases in interest and related expenses attributable to higher interest rates were partially offset by a reduction in average combined debt levels as compared to the prior year. The combined average debt levels in the third quarter and first nine months of 2000 were $14.1 billion and $14.3 billion compared to $14.7 billion and $15.0 billion for the same periods in 1999. The reduction in average debt levels resulted from changes in the funding requirements of Sears.

   SRAC's net income of $40 million and $119 million for the third quarter and first nine months of 2000, respectively, increased from $39 million and $118 million for the comparable 1999 period amounts.

   SRAC's ratio of earnings to fixed charges for both the third quarter and first nine months of 2000 was 1.26 compared to 1.26 and 1.25 for the comparable 1999 periods.

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







November 3, 2000

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

12      Calculation of ratio of earnings to fixed charges.*

15      Acknowledgment of awareness from Deloitte & Touche LLP,
	       dated November 3, 2000 concerning unaudited financial information.*

27      Financial Data Schedule.*



*  Filed herewith.

                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      39 Weeks Ended
                               Sept.30,  Oct.2,   Sept.30,   Oct.2,
(millions)                       2000     1999       2000     1999


INCOME BEFORE INCOME TAXES      $  61    $  60      $ 183    $ 181

PLUS FIXED CHARGES:

   Interest                       236      231        704      706
   Amortization of debt
    discount/premium                3        3         12        8


 Total fixed charges              239      234        716      714

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 300    $ 294      $ 899    $ 895


RATIO OF EARNINGS TO FIXED
   CHARGES                       1.26     1.26       1.26     1.25

                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended September 30, 2000 and October 2, 1999, as indicated in our report dated October 17, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference in Registration Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 3, 2000