Form 10-K
period 2000-12-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 2001-03-22
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                         ---------------
                           FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 30, 2000

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

As of February 28, 2001, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format.


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

           SRAC's commercial paper ratings are F-2 from Fitch Inc., P-2 from Moody's Investor Services, Inc., and A-2 from Standard & Poor's. Long-term debt ratings are A- from Fitch Inc., A3 from Moody's Investor Services, Inc., and A- from Standard & Poor's.

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

           SRAC provides backup support for its commercial paper portfolio through its committed credit facilities. As of December 30, 2000, SRAC commercial paper was supported by $5.060 billion of syndicated credit agreements; $875 million of which expires in 2002 and $4.185 billion of which expires in 2003.

           Pursuant to the syndicated credit agreements between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated, or modified (except that SRAC's fixed charge coverage ratio may be reduced to as low as 1.15) without the approval of such banks.

            SRAC ended 2000 with an equity position of $3.1 billion and a debt-to-equity ratio of 4.6:1 compared to 4.9:1 at the end of 1999.

           As of March 1, 2001 SRAC had nine employees.

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

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


        Financial Condition

          SRAC's investment in Sears notes increased to $16.9 billion at year-end 2000 from $16.8 billion at the end of 1999. Short-term borrowings at the end of 1999 were $3.9 billion, a $1.2 billion increase from the prior year. Total debt outstanding decreased in 2000 to $14.1 billion from $14.2 billion. SRAC's investment in the Notes of Sears increased as a result of increased funding requirements of Sears.

          On January 26, 2001, SRAC issued an $800 million ten-year discrete underwritten bond with a 7% coupon.

         Results of Operations

          SRAC's total revenues of $1,216 million for 2000 increased from $1,201 million in 1999 and decreased from $1,234 million in 1998. The revenue increase for 2000 resulted primarily from a 30 basis point increase in the average rates on earning assets from 1999 to 2000 which was partially offset by a $500 million reduction in average earning asset levels during 2000 versus 1999. The revenue decrease for 1999 resulted from a 21 basis point reduction in the average rate on earning assets from 1998 to 1999.

          SRAC's interest and related expenses were $966 million, $955 million and $979 million in 2000, 1999, and 1998, respectively.
In 2000, SRAC's average cost of short-term funds increased 141 basis points from 5.25% in 1999 to 6.66%. SRAC's average cost of term debt increased to 6.60% in 2000 compared to 6.59% in 1999. Increases in interest and related expenses resulted from higher average interest rates in 2000. These increases were partially offset by a reduction in average debt levels. Average outstanding short-term debt of $3.2 billion in 2000 decreased nearly $500 million from the $3.7 billion average daily 1999 level. Average outstanding term debt in 2000 was $11.1 billion compared to $11.2 billion in 1999.

         During 2000, SRAC issued $295 million in term debt securities as follows:

   *$270 million of variable-rate medium-term notes, with an average term of 1.5 years; and

  *$25 million zero coupon medium-term note, with a yield to maturity of 7.60% and a term of 6.0 years


          SRAC's management of the debt portfolio during 1999 resulted in a $200 million reduction from 1998 average debt levels and a 2 basis point reduction in average cost. This resulted in decreases in interest and related expenses throughout 1999.

                 SRAC's net income was $161 million in 2000, $158 million in 1999 and $163 million in 1998.

          On June 1, 2000, Duff & Phelps Credit Rating Co. merged with Fitch IBCA, Inc to form Fitch, Inc. and SRAC's ratings were harmonized to a single overall rating.

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




 Item 7A. Market Risk

         SRAC's outstanding debt securities are subject to repricing risk. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt. All debt securities are considered non-trading. At year-end 2000 and 1999, 45% and 31%, respectively of the funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months).
Based on SRAC's funding portfolio as of year-end 2000 and 1999, which both totaled $14.2 billion, a 100 basis point change in interest rates would affect annual pre-tax funding cost by approximately $63 million and $44 million, respectively. This calculation assumes the funding portfolio balance at year end remains constant for an annual period and that the 100 basis point change occurs at the beginning of the annual period.
The effect on net earnings is mitigated by the fixed charge coverage agreement with Sears.

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME

(millions, except ratio of earnings to fixed charges)


                                       2000         1999        1998
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $1,204       $1,189      $1,221
Earnings on commercial customer
  receivable balances purchased
  from Sears                              -            4           8
Earnings on cash equivalents             12            8           5
                                      -----        -----       -----
Total revenues                        1,216        1,201       1,234


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 966          955         979
Operating expenses                        2            3           4
                                      -----        -----       -----
Total expenses                          968          958         983
                                      -----        -----       -----

Income before income taxes              248          243         251
Income taxes                             87           85          88
                                      -----        -----       -----
Net income                             $161         $158        $163
                                      -----        -----       -----
Ratio of earnings to fixed charges     1.26         1.25        1.26



See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 2000        1999
                                           -------     -------

Assets
------
Cash and cash equivalents                  $   442     $   454
Notes of Sears                              16,879      16,806
Other assets                                    45          64
                                         ---------   ---------
  Total assets                             $17,366     $17,324
                                         ---------   ---------
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $25 and $12)                  $3,934      $2,675
Medium-term notes (net of unamortized
  discount of $7 and $0)                     4,608       5,716
Discrete underwritten debt(net of
  unamortized discount of $21 and $23)       5,579       5,827
Accrued interest and other liabilities         151         173
                                         ---------   ---------
   Total liabilities                        14,272      14,391
                                         ---------   ---------

Commitments and contingent liabilities

Shareholder's Equity
--------------------
Common share, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
Retained earnings                            1,909      1,748
                                         ---------  ---------
  Total shareholder's equity                 3,094      2,933
                                         ---------  ---------
  Total liabilities and
    shareholder's equity                   $17,366    $17,324
                                         ---------  ---------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF SHAREHOLDER'S EQUITY



(millions)                              2000        1999        1998
                                    --------    --------    --------
Common share                             $35         $35         $35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                      1,150       1,150         700
Capital contribution                       -           -         450
                                    --------    --------    --------
End of year                           $1,150      $1,150      $1,150
                                    --------    --------    --------
Retained earnings:
Beginning of year                     $1,748      $1,590      $1,427
Net income                               161         158         163
                                    --------    --------    --------
End of year                           $1,909      $1,748      $1,590
                                    --------    --------    --------

Total shareholder's equity            $3,094      $2,933      $2,775
                                    --------    --------    --------


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    2000     1999      1998
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                    $161     $158      $163
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                         15       12        11
 Decrease in other assets                        7        4         6
 (Decrease)increase in other liabilities       (22)       4        46
                                           -------- --------  --------
Net cash provided by
  operating activities                         161      178       226

Cash Flows From Investing Activities
------------------------------------
(Increase)decrease in notes of Sears           (73)   1,184    (1,429)
Decrease(increase) in commercial customer
  receivable balances purchased from Sears       -       90        (1)
                                           -------- --------  --------
Net cash(used in) provided by
  investing activities                         (73)   1,274    (1,430)

Cash Flows From Financing Activities
------------------------------------
Increase(decrease)in commercial paper,
  primarily 90 days or less                  1,259   (1,568)   (1,006)
Proceeds from issuance of long-term debt       286    1,091     2,511
Payments for redemption of long-term debt   (1,645)    (610)     (634)
Issue cost paid to issue debt                    -       (5)      (28)
Proceeds from capital contribution               -        -       450
                                           -------- --------  --------
Net cash(used in)provided by
  financing activities                        (100)  (1,092)    1,293
                                           -------- --------  --------
Net(decrease)increase
  in cash and cash equivalents                 (12)     360        89
Cash and cash equivalents, beginning of year   454       94         5
                                           -------- --------  --------
Cash and cash equivalents, end of year        $442     $454      $ 94
                                           -------- --------  --------

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $972     $936      $947
  Income taxes                                  86       84        93

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

SRAC's fiscal year ends on the Saturday closest to December 31. Fiscal year-ends were December 30, 2000 (52 weeks), January 1, 2000 (52 weeks), and January 2, 1999 (52 weeks).

Certain reclassifications have been made in the 1998 financial statements to conform with the current year presentation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. SRAC adopted SFAS 133 effective December 30, 2001. The adoption of SFAS 133 resulted in no transition adjustment.

2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $87 million, $85 million and $88 million for the fiscal years 2000, 1999 and 1998, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.

3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

SRAC has purchased commercial customer receivable balances ("CCRB") from Sears. The receivables were purchased, with recourse, and SRAC earned interest on the outstanding balance. The receivables were made up of credit accounts Sears has established with merchants and contractors for bulk purchases from Sears and are predominantly paid within 30 days.

Each month, SRAC purchased new receivables and receives collections on previously purchased receivables. SRAC discontinued this program as of the end of 1999.


 4. COMMERCIAL PAPER AND OTHER SHORT-TERM BORROWINGS

SRAC obtains funds through the direct placement of commercial paper issued in maturities of one to 270 days. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.


(millions)                                           2000        1999
                                                  --------    --------
Commercial paper outstanding                       $3,959      $2,687
 Less: Unamortized discount                            25          12
                                                  --------    --------
Commercial paper outstanding(net)                  $3,934      $2,675
                                                  --------    --------



Average and Maximum Balances(net)        2000                 1999
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $3,202     $4,461   $3,740     $4,697
                                  ------------------- -------------------



Weighted Average Interest Rates          2000                1999
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------

Commercial paper                    6.66%       7.35%   5.25%       6.21%
                                  ------------------- -------------------

5. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)


ISSUANCE
                                    Avg.                          Avg.
                    2000    Avg.   Orig.       1999      Avg.    Orig.
                   Volume  Coupon  Term       Volume    Coupon   Term
                   ------  ------  ----       ------    ------   ----
  Fourth Quarter:
Medium-term notes    $200   6.84%   1.0         $319     6.42%    1.9
Discrete debt        $  -      -      -         $  -        -       -

  Year:
Medium-term notes    $295   6.76%   1.8         $349     6.38%    2.4
Discrete debt        $  -      -      -         $750     6.25%   10.0




GROSS OUTSTANDING

                                    Avg.                          Avg.
                 12/30/00  Avg.  Remain.     01/01/00    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon   Term
                  -------- ------ -----       -------   ------ ------
Medium-term notes  $4,615   6.67%   1.7       $5,716     6.53%    2.2
Discrete debt      $5,600   6.60%  11.2       $5,850     6.64%   11.7



MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2001       $2,118        $   -
2002          958           600
2003        1,075         1,250
2004          202            -
2005           36           250
Thereafter    226         3,500
---------------------------------
Total      $4,615        $5,600
=================================

6. BACK-UP LIQUIDITY


SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $1 million to a high of $1,170 million in 2000. Committed credit facilities as of December 30, 2000 were as follows:



Expiration Date                                        (millions)
----------------------------------------------------------------
April 2002                                                   875
April 2003                                                $4,185
----------------------------------------------------------------
                                                          $5,060
================================================================

SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at December 30, 2000 on these credit lines were $3.7 million.




       7. LETTERS OF CREDIT AND OTHER COMMITMENTS


SRAC is the guarantor of a $70 million promissory note issued by Sears, Roebuck de Puerto Rico, Inc. under the terms of a July 1998 private placement. The note is renewable on a nine-month cycle.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At December 30, 2000, letters of credit totaling $166 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis. SRAC also issues irrevocable letters of credit to third parties on behalf of Sears.
At December 30, 2000, irrevocable letters of credit totaling $33 million were outstanding.

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

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value.
Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments are as follows:

---------------------------------------------------------------------------
                                             2000                1999
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes (net)                $4,608   $4,544     $5,716   $5,628
Discrete underwritten debt(net)         5,579    5,311      5,827    5,323





9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First        Second          Third        Fourth
                         Quarter       Quarter        Quarter       Quarter
                       2000   1999   2000   1999    2000   1999   2000    1999
(millions)             ------------  ------------   -----------   ------------
Operating Results
Combined earnings from
  Sears notes and CCRB $299   $307   $296   $294    $298   $294    $311   $298
Total revenues          302    308    299    295     300    295     315    303

Interest & related
  expenses              240    245    237    235     239    234     250    241
Total expenses          241    246    238    236     239    235     250    241
Income before
  income taxes           61     62     61     59      61     60      65     62

Net income               40     40     39     39      40     39      42     40

Ratio of earnings to
  fixed charges        1.25   1.25   1.26   1.25    1.26   1.26    1.26   1.26

(billions)
--------
Averages
Earning assets*       $17.6  $18.6  $17.3  $17.9   $17.3  $17.7   $17.9  $17.8
Short-term debt         2.9    4.6    2.6    3.7     3.1    3.4     4.2    3.3
Long-term debt         11.6   10.9   11.5   11.1    11.0   11.3    10.4   11.4
Cost of
  short-term debt     6.07%  5.08%  6.49%  4.97%   6.87%  5.26%   7.02%  5.82%
  long-term debt      6.60%  6.63%  6.59%  6.59%   6.58%  6.55%   6.64%  6.57%


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


                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)
                                      /S/ George F. Slook
                                      By  George F. Slook*
                                      Vice President, Finance
                                      and Assistant Secretary

March 22, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 22, 2001
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
                                                         )
Jeffrey N. Boyer*          Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
Glenn R. Richter*          Director                      )




*/S/ George F. Slook, Individually and as Attorney-in-Fact

                       SEARS ROEBUCK ACCEPTANCE CORP.

                       INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE


STATEMENTS OF INCOME                                                6


STATEMENTS OF FINANCIAL POSITION                                    7


STATEMENTS OF SHAREHOLDER'S EQUITY                                  8


STATEMENTS OF CASH FLOWS                                            9


NOTES TO FINANCIAL STATEMENTS                                    10-14


INDEPENDENT AUDITORS' REPORT                                      S-2































                                           S-1








INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 30, 2000 and January 1, 2000, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 19, 2001


















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

4(d) Form of 6.90% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                August 2, 1996*].

4(e) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 19, 2001*].

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

4(t) Extension Agreement dated September 18, 1997, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(t) to the Registrant's
                Annual Report on Form 10-K dated January 1, 2000*].

4(u) Extension Agreement dated October 23, 1998, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(u) to the Registrant's
                Annual Report on Form 10-K dated January 1, 2000*].

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

4(aa) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(bb) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(cc) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(dd) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(ee) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]

_________________________
 * SEC File No. 1-4040.
** Filed herewith.

                EXHIBIT INDEX (cont'd)

4(ff) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(gg) Form of Global 7.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(hh) Form of Global 6.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                March 13, 1998*].

4(ii) Form of Global 6.95% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated October 16, 1998*].

4(jj) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(kk) Form of 6.25% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated April 29, 1999*].

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

12              Calculation of ratio of earnings to fixed charges.**

23 Consent of Deloitte & Touche LLP.**

24 Power of attorney.**
















_______________________
*  SEC File No. 1-4040.
** Filed herewith.
***SEC File No. 1-416

                                                                Exhibit 12




SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                       2000          1999          1998

(dollars in millions)

INCOME BEFORE INCOME TAXES             $248          $243         $ 251

PLUS FIXED CHARGES:

   Interest                             951           943           968
   Amortization of debt
      discount/premium                   15            12            11
                                    -------       -------       -------

TOTAL FIXED CHARGES                     966           955           979
                                    -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $1,214        $1,198        $1,230
                                    =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.26          1.25          1.26






























                                                            EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement
Nos. 333-30879 and 333-62847 of Sears Roebuck Acceptance Corp. on Forms S-3 of our report dated January 19, 2001, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended
December 30, 2000.


\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 22, 2001







































EXHIBIT 24


POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS ROEBUCK ACCEPTANCE CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint KEITH E. TROST, GEORGE F. SLOOK and JAMES G. KEANE with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name in the name and on behalf of the Corporation, as indicated below opposite his signature, to annual reports on Form 10-K or any amendment thereto;
and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

	IN WITNESS WHEREOF, the undersigned have subscribed these presents, as of this 12th day of March, 2001.


	NAME							TITLE


/s/Keith E. Trost               Director and President
Keith E. Trost						            (Principal Executive Officer)


/s/George F. Slook              Director and Vice President, Finance
George F. Slook					            (Principal Financial and Accounting Officer)


/s/Jeffrey N. Boyer            	Director
Jeffrey N. Boyer


/s/Larry R. Raymond           		Director
Larry R. Raymond


/s/Glenn R. Richter             Director
Glenn R. Richter