Form 10-Q
period 2001-03-31
SEARS ROEBUCK ACCEPTANCE CORP
filed 2001-05-11
CIK 88255

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                      Yes   X    No __

   As of April 30, 2001, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.




SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  13 WEEKS ENDED MARCH 31, 2001



                                                      Page No.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

        Statements of Financial Position
           March 31, 2001 and April 1, 2000 (unaudited)
           and December 30, 2000 (audited)                  1

        Statements of Income (unaudited)
           13 Weeks Ended March 31, 2001
           and April 1, 2000                 		     2

        Statements of Cash Flows (unaudited)
           13 Weeks Ended March 31, 2001
           and April 1, 2000                                3

        Notes to Financial Statements (unaudited)          4,5

	   Independent Accountants' Report                     6

  Item 2.   Analysis of Results of Operations               7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K                8



                 PART I. FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS

SEARS ROEBUCK ACCEPTANCE CORP.

                STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
(millions, except share data)   March 31,   April 1,   Dec.30,
                                 2001        2000	      2000
Assets
Cash and cash equivalents      $    219   $    135   $    442
Notes of Sears                   16,688     17,195     16,879
Other assets                         50         60         45

Total assets                   $ 16,957   $ 17,390   $ 17,366

Liabilities
Commercial paper (net of
  unamortized discount of
  $15, $8 and $25)             $  2,977   $  2,619   $  3,934
Medium-term notes (net of
  unamortized discount of
  $7, $9 and $7)                  4,266      5,738      4,608
Discrete underwritten debt(net
  of unamortitized discount of
  $27, $22 and $21)               6,373      5,828      5,579
Accrued interest and
  other liabilities                 207        232        151

 Total liabilities               13,823     14,417     14,272

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35         35         35
Capital in excess of par value    1,150      1,150      1,150
Retained earnings                 1,949      1,788      1,909

 Total shareholder's equity       3,134      2,973      3,094

Total liabilities and
  shareholder's equity         $ 16,957   $ 17,390   $ 17,366


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)


(millions, except ratios)

                                        13 Weeks Ended
                                     March 31,    April 1,
                                       2001         2000
Revenues

Earnings on notes of Sears           $    300     $    299
Earnings on cash equivalents                4            3

Total revenues                            304          302



Expenses

Interest expense and amortization of
  debt discount/premium                   241          240
Operating expenses                          1            1

Total expenses                            242          241


Income before income taxes                 62           61
Income taxes                               22           21

Net income                           $     40     $     40


Ratio of earnings to fixed charges       1.26         1.25


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                           March 31,   April 1,
                                             2001       2000

Cash flows from operating activities:
Net income                                 $    40    $    40
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              4          4
    Increase in other assets                    (5)         -
    Increase in other liabilities               56         59

Net cash provided by operating activities       95        103

Cash flows from investing activities:
Decrease(Increase)in notes of Sears            191       (389)

Net cash provided by (used in)
  investing activities                         191       (389)

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                   (957)       (56)
Proceeds from issuance of long-term debt       793         86
Payments for redemption of long-term debt     (342)       (63)
Issue costs paid to issue debt                  (3)         -

Net cash used in
  financing activities                        (509)       (33)

Net decrease in cash and
  cash equivalents                            (223)      (319)

Cash and cash equivalents at beginning
  of period                                    442        454

Cash and cash equivalents at end of period $   219    $   135

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended December 30, 2000, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio fluctuated from a low of $5 million to a high of $819 million in the first quarter of 2001. Credit facilities as of March 31, 2001 were as follows:

Expiration Date                                       (millions)
----------------------------------------------------------------
April 2002                                                $  875
April 2003                                                 4,185
----------------------------------------------------------------
                                                          $5,060
================================================================

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)

ISSUANCE


                                    Avg.                      Avg.
                     2001    Avg.   Orig.   2000      Avg.    Orig.
                    Volume   Rate   Term   Volume     Rate    Term
                    ------  ------  ----   ------    ------   ----
  First Quarter:
Medium-term notes  $    -      -      -    $   95    6.58%    3.6
Discrete debt      $  800   7.00%   10.0   $    -       -      -



GROSS OUTSTANDING

                                    Avg.                      Avg.
                  03/31/01  Avg.  Remain. 04/01/00    Avg.  Remain.
                  Balance  Coupon  Term    Balance   Coupon   Term
                  -------- ------ ------   -------   ------ -------
Medium-term notes  $4,273   6.61%    1.6   $5,747    6.51%    2.2
Discrete debt      $6,400   6.65%   10.8   $5,850    6.59%   11.4

MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2001       $1,776        $   -
2002          958           600
2003        1,075         1,250
2004          202            -
2005           36           250
Thereafter    226         4,300
---------------------------------
Total      $4,273        $6,400
=================================

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of March 31, 2001 and April 1, 2000, and the related statements of income and cash flows for the 13 week periods then ended. These financial statements are the responsibility of the Sears Roebuck Acceptance
Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 30, 2000, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 30, 2000 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 19, 2001

SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 2001, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased to $304 million from $302 million in the comparable 2000 period. SRAC's income is derived primarily from the earnings on its investment in the notes of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue resulted primarily from a 5 basis point increase in the average rates on earning assets in the first quarter of 2001 compared to the 2000 period.

SRAC's interest and related expenses increased to $241 million for the first quarter of 2001 from $240 million for the first quarter of 2000. SRAC's cost of short-term funds averaged 6.65% in the first quarter of 2001, a 58 basis point increase from 6.07% for the first three months of last year. SRAC's short-term borrowings averaged $3.5 billion in the first quarter of 2001, a 21% increase from the 2000 first quarter average of $2.9 billion. Increases in short-term debt levels were partially offset by decreases in long term debt levels. Average outstanding long-term debt of $10.6 billion in the first quarter of 2001 decreased
$1.0 billion compared to $11.6 billion in the first quarter of 2000. SRAC's cost of long-term funds averaged 6.70% in the first quarter of 2001 compared to 6.60% for the first quarter of 2000.

On January 26, 2001, SRAC issued an $800 million ten-year discrete underwritten bond with a 7% coupon.

SRAC's net income was $40 million for the first quarter of 2001 and 2000. SRAC's ratio of earnings to fixed charges was 1.26 and 1.25, respectively for the first quarter of 2001 and 2000.






























SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed a current report on
                           Form 8-K dated January 31, 2001
                           [Items 5 and 7].

















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







May 11, 2001






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

15      Acknowledgment of awareness from Deloitte & Touche LLP,
	   dated May 11, 2001, concerning unaudited financial information.
























                                  10









                                                  Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                          13 Weeks Ended
                                 	    March 30,   April 1,
(millions)                               2001        2000


INCOME BEFORE INCOME TAXES             $    62     $    61

PLUS FIXED CHARGES:

   Interest                                237         236
   Amortization of debt
      discount/premium                       4           4


 Total fixed charges                       241         240

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $   303     $   301


RATIO OF EARNINGS TO FIXED
   CHARGES                                1.26        1.25















                                 1



                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 31, 2001 and April 1, 2000, as indicated in our report dated April 19, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
March 31, 2001, is incorporated by reference in Registration
Statement Nos. 333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 11, 2001












                                  12