Form 10-Q
period 2001-06-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 2001-08-09
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                      Yes   X    No __

   As of July 31, 2001, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







                  SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 26 WEEKS ENDED JUNE 30, 2001




PART I.  FINANCIAL INFORMATION:                        Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           June 30, 2001 and July 1, 2000 (unaudited)
           and December 30, 2000 (audited)                 1

        Statements of Income (unaudited)
           13 Weeks and 26 Weeks ended June 30, 2001
           and July 1, 2000                   		   2

         Statements of Cash Flows (unaudited)
           26 Weeks ended June 30, 2001
           and July 1, 2000                                3

        Notes to Financial Statements (unaudited)         4,5

	   Independent Accountants' Report                 6

  Item 2.   Analysis of Results of Operations              7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K               8




                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   June 30,   July 1,    Dec. 30,
                                 2001        2000	 2000
Assets
Cash and cash equivalents      $    163     $    31   $    442
Notes of Sears                   16,210      16,505     16,879
Other assets                         49          57         45

 Total assets                  $ 16,422    $ 16,593   $ 17,366

Liabilities
Commercial paper (net of
  unamortized discount of
  $11, $9 and $25)              $  2,892    $  2,284   $  3,934
Medium-term notes (net of
  unamortized discount of
  $7, $8 and $7)                   3,820       5,564      4,608
Discrete underwritten debt (net
  of unamortized discount of
  $26, $22 and $21)                6,374       5,578      5,579
Accrued interest and
  other liabilities                  165         155        151

 Total liabilities                13,251      13,581     14,272

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Retained income                   1,986       1,827      1,909

 Total shareholder's equity       3,171       3,012      3,094

Total liabilities and
 shareholder's equity          $ 16,422    $ 16,593   $ 17,366


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratios)          13 Weeks Ended     26 Weeks Ended
                                June 30,  July 1,   June 30,  July 1,
                                  2001     2000      2001     2000

Revenues

Earnings on notes of Sears       $ 274	   $ 296    $ 574    $ 595
Earnings on cash equivalents         2         3        6        6

Total revenues                     276       299      580      601



Expenses

Interest expense and amortization
 of debt discount/premium          220       237      461      477
Operating expenses                   -         1        1        2

Total expenses                     220       238      462      479


Income before income taxes          56        61      118      122
Income taxes                        19        22       41       43

Net income                       $  37     $  39    $  77    $  79

Ratios of earnings
 to fixed charges                 1.25      1.26     1.26     1.26


See notes to financial statements.

                  SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                           June 30,    July 1,
                                            2001        2000

Cash flows from operating activities:
Net income                                 $    77   $   79
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              5        9
    Increase in other assets                    (4)       -
    Increase(decrease)in other liabilities      14      (18)

Net cash provided by operating activities       92       70

Cash flows from investing activities:
Decrease in notes of Sears                     669       301

Net cash provided by
  investing activities                         669       301

Cash flows from financing activities:
Decrease in commercial paper,
  primarily 90 days or less                 (1,042)     (391)
Proceeds from issuance of long-term debt       793        86
Payments for redemption of long-term debt     (788)     (489)
Issue costs paid to issue debt                  (3)        -

Net cash used in
  financing activities                      (1,040)     (794)

Net decrease in cash and
  cash equivalents                            (279)     (423)
Cash and cash equivalents at beginning
  of period                                    442       454

Cash and cash equivalents at end of period $   163   $    31

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its short term liquid investments and available credit facilities. SRAC's liquid investments fluctuated from a low of $1 million to a high of $704 million in the second quarter of 2001. Available credit facilities as of June 30, 2001 were as follows:

Expiration Date                                   (millions)
------------------------------------------------------------
April 2002                                            $  875
April 2003                                             4,185
------------------------------------------------------------
                                                      $5,060
============================================================

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    2001    Avg.   Orig.   2000      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    -        -%      -
Discrete debt      $    -      -%     -   $    -        -%      -

  26 Weeks Ended:
Medium-term notes  $    -      -%     -   $   95     6.58%    3.6
Discrete debt      $  800   7.00%  10.0   $    -        -%      -


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  06/30/01  Avg.  Remain. 07/01/00    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $3,827   6.46%   1.5    $5,572    6.55%    2.2
Discrete debt      $6,400   6.65%  10.5    $5,600    6.60%   11.7

MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2001       $1,330        $   -
2002          958           600
2003        1,075         1,250
2004          202             -
2005           36           250
Thereafter    226         4,300
---------------------------------
Total      $3,827        $6,400
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of June 30, 2001 and July 1, 2000, and the related statements of income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 30, 2000 and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 30, 2000 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 10, 2001

                      SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     Sears Roebuck Acceptance Corp.'s ("SRAC") income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. During the second quarter of 2001, SRAC revenues decreased to $276 million from $299 million in the comparable 2000 period. For the first six months of 2001, SRAC's revenues declined to $580 million from $601 million for the comparable 2000 period. The decrease in revenue resulted from a reduction in the average rates on earning assets and lower asset balances from 2000 to 2001. Cash inflows from the reduced investment in the Notes of Sears allowed SRAC to reduce the level of its debt outstanding.

     SRAC's interest and related expenses decreased 7% to $220 million from $237 million and 3% to $461 million from $477 million for the second quarter and first half of 2001, respectively, as compared to the comparable 2000 periods. Interest and related expenses decreased during the second quarter and first half of 2001 due to decreases in both the cost of short-term funds and average long-term debt levels. SRAC's cost of short-term funds averaged 5.08% in the second quarter and 6.18% in the first six months of 2001 compared to 6.49% and 6.27% for the same periods in 2000. SRAC's average long-term debt of $10.5 billion in the second quarter of 2001 and $10.6 billion in the first six months of 2001 reflect decreases of 9% and 8%, respectively, compared with $11.5 billion for the same periods in 2000. Reductions in interest and related expenses were partially offset during these periods by increases in average short-term debt levels and the average cost of long-term funds. SRAC's short-term borrowings averaged $3.4 billion for both the second quarter and first half of 2001, compared to $2.6 billion and $2.7 billion for the respective 2000 periods. SRAC's cost of long-term funds averaged 6.64% in the second quarter and 6.68% in the first six months of 2001 compared to 6.59% and 6.60% for the same periods in 2000.


     SRAC's net income of $37 million and $77 million for the second quarter and first half of 2001, respectively, decreased from the comparable 2000 period amounts of $39 million and $79 million.

     SRAC's ratio of earnings to fixed charges for the second quarter and first half of 2001 was 1.25 and 1.26, respectively compared to 1.26 for the comparable 2000 periods.

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







August 9, 2001

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

12      Calculation of ratios of earnings to fixed charges.*

15 Acknowledgment of awareness from Deloitte & Touche LLP, dated August 9, 2001 concerning unaudited financial information.*


*Filed herewith.














                                  1






                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      26 Weeks Ended
                              June 30,  July 1,   June 30,  July 1,
(millions)                       2001     2000       2001     2000


INCOME BEFORE INCOME TAXES      $  56    $  61      $ 118    $ 122


PLUS FIXED CHARGES:

   Interest                       219      232        456      468
   Amortization of debt
    discount/premium                1        5          5        9


 Total fixed charges              220      237        461      477

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 276    $ 298      $ 579    $ 599

RATIO OF EARNINGS TO FIXED
   CHARGES                       1.25     1.26       1.26     1.26










                                 1





                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended June 30, 2001 and July 1, 2000, as indicated in our report dated July 10, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated by reference in Registration
Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 9, 2001





                                  12