Form 10-Q
period 2001-09-29
SEARS ROEBUCK ACCEPTANCE CORP
filed 2001-11-09
CIK 88255

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     	THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

                      Yes   X    No __

   As of October 31, 2001, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

   Registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.







                   SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

              13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 29, 2001




PART I.  FINANCIAL INFORMATION:                              Page No.

  Item 1.  Financial Statements

        Statements of Financial Position
           September 29, 2001 and September 30, 2000 (unaudited)
           and December 30, 2000(audited)                          1

        Statements of Income (unaudited)
           13 Weeks and 39 Weeks ended September 29, 2001
            and September 30, 2000              		                   2

        Statements of Cash Flows (unaudited)
           39 Weeks ended September 29, 2001
           and September 30, 2000                                  3

        Notes to Financial Statements (unaudited)                 4,5

	   Independent Accountants' Report                         6

  Item 2.   Analysis of Results of Operations                      7

PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K                       8




                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)  Sept. 29,    Sept.30,   Dec. 30,
                                 2001        2000	  2000

Assets
Cash and cash equivalents      $    153     $   209   $    442
Notes of Sears                   16,729      17,618     16,879
Other assets                         47          52         45

 Total assets                  $ 16,929    $ 17,879   $ 17,366

Liabilities
Commercial paper (net of
  unamortized discount of
  $9, $22 and $25)             $  3,062    $  3,891   $  3,934
Medium-term notes (net of
  unamortized discount of
  $6, $8 and $7)                  3,143       5,151      4,608
Discrete underwritten debt (net
  of unamortized discount of
  $30, $22 and $21)               7,320       5,578      5,579
Accrued interest and
  other liabilities                 199         207        151

 Total liabilities               13,724      14,827     14,272

Shareholder's Equity
Common stock, par value $100 per share:
  500,000 shares authorized
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Retained income                   2,020       1,867      1,909

 Total shareholder's equity       3,205       3,052      3,094

Total liabilities and
 shareholder's equity          $ 16,929    $ 17,879   $ 17,366


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratio)         13 Weeks Ended     39 Weeks Ended
                               Sept.29, Sept.30,  Sept.29, Sept.30,
                                  2001     2000      2001     2000

Revenues

Earnings on notes of Sears       $ 256	   $ 298    $ 830    $ 893
Earnings on cash equivalents         4         2       10        8

Total revenues                     260       300      840      901



Expenses

Interest expense and amortization
 of debt discount/premium          207       239      668      716
Operating expenses                   -         -        1        2

Total expenses                     207       239      669      718


Income before income taxes          53        61      171      183
Income taxes                        19        21       60       64

Net income                       $  34     $  40    $ 111    $ 119

Ratios of earnings
 to fixed charges                 1.26      1.26     1.26     1.26


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                          Sept. 29, Sept. 30,
                                            2001      2000

Cash flows from operating activities:
Net income                                 $   111   $   119
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             10        12
    (Increase)decrease in other assets          (2)        2
    Increase in other liabilities               48        34

Net cash provided by operating activities      167       167

Cash flows from investing activities:
  Decrease (increase) in notes of Sears        150      (812)

Net cash provided by (used in)
  investing activities                         150      (812)

Cash flows from financing activities:
(Decrease)increase in commercial paper,
  primarily 90 days or less                   (872)    1,216
Proceeds from issuance of long-term debt     1,739        86
Payments for redemption of long-term debt   (1,466)     (902)
Issue costs paid to issue debt                  (7)         -

Net cash (used in) provided by
  financing activities                        (606)      400

Net decrease in cash and
  cash equivalents                            (289)     (245)
Cash and cash equivalents at beginning
  of period                                    442       454

Cash and cash equivalents at end of period $   153   $   209

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


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $49 million to a high of $855 million in the third quarter of 2001. Available credit facilities as of September 29, 2001 were as follows:

Expiration Date                                   (millions)
------------------------------------------------------------
April 2002                                               875
April 2003                                            $4,185
------------------------------------------------------------
                                                      $5,060
============================================================

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; terms in years)

ISSUANCE


                                   Avg.                      Avg.
                    2001    Avg.   Orig.   2000      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    -        -%     -
Discrete debt      $  950   6.80%   9.9   $    -        -%     -

  39 Weeks Ended:
Medium-term notes  $    -      -%         $   95     6.58%    3.6
Discrete debt      $1,750   6.89%  10.0   $    -        -%     -


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  09/29/01  Avg.  Remain. 09/30/00    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $3,149   6.30%   1.6    $5,159    6.58%    1.9
Discrete debt      $7,350   6.68%  10.2    $5,600    6.60%   11.4

MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2001       $  652        $   -
2002          958           600
2003        1,075         1,250
2004          202            -
2005           36           250
Thereafter    226         5,250
---------------------------------
Total      $3,149        $7,350
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 29, 2001 and September 30, 2000, and the related statements of income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 18, 2001
                                 6







            SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



     Sears Roebuck Acceptance Corp.'s ("SRAC") income is derived primarily from the earnings on its investment in the notes and receivable balances of Sears, Roebuck and Co. ("Sears") and invested cash. During the third quarter of 2001, SRAC revenues decreased to $260 million from $300 million in the comparable 2000 period. For the first nine months of 2001, SRAC's revenues decreased to $840 million from $901 million for the comparable 2000 period. The decrease in revenue resulted from a decrease in average rates on earning assets and lower average earning asset balances.

     SRAC's interest and related expenses decreased to $207 million from $239 million and to $668 million from $716 million for the third quarter and first nine months of 2001, respectively, when compared to the same periods in 2000. Interest and related expenses decreased during the third quarter and first nine months of 2001 primarily due to decreases in both the cost of short-term funds and average long-term debt levels. The reduction generated by the decrease in SRAC's average cost of short-term funds to 4.02% in the third quarter and 5.29% in the first nine months of 2001 compared to 6.87% and 6.49% for the same periods in 2000 was partially offset by an increase in SRAC's average short-term borrowings to $3.2 billion and $3.3 billion in the third quarter and first nine months of 2001 compared to $3.1 billion and $2.9 billion for the same 2000 periods. SRAC's average long-term debt balances of $10.5 billion in both the third quarter and first nine months of 2001 reflect decreases of 5% and 8%, respectively, compared with $11.0 billion and $11.4 billion for the same periods in 2000. SRAC's cost of long-term funds averaged 6.56% and 6.63% in the third quarter and first nine months 2001 compared to 6.58% and 6.59% for the same periods in 2000. The average weighted maturity on SRAC's long-term debt portfolio was
7.6 years as of the end of the third quarter of 2001 compared to 7.8 years at the same point in 2000.

   In October 2001, SRAC issued $245 million of medium-term notes with a floating rate indexed to Libor and with terms ranging from one to three years.

   On October 16, 2001, SRAC initiated a $75 million overnight test borrowing (the minimum amount permissible) from the syndicate of banks under its $5.0 billion revolving credit facility. SRAC considers it prudent to test the administrative process periodically, especially in light of the recent terrorist activity.

   SRAC's net income of $34 million and $111 million for the third quarter and first nine months of 2001, respectively, decreased from $40 million and $119 million for the comparable 2000 period amounts.

   SRAC's ratio of earnings to fixed charges for both the third quarter and first nine months of 2001 was 1.26 compared to 1.26 for the comparable 2000 periods.
                                       7














                       SEARS ROEBUCK ACCEPTANCE CORP.

                       PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed current reports on
                           Forms 8-K dated August 8, 2001 and
                           September 5, 2001 [Items 5 and 7].

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







November 9, 2001

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

12      Calculation of ratios of earnings to fixed charges.*

15 Acknowledgment of awareness from Deloitte & Touche LLP, dated November 9, 2001 concerning unaudited financial information.*


*  Filed herewith.

                                                      Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      39 Weeks Ended
                               Sept.29, Sept.30,   Sept.29, Sept.30,
(millions)                       2001     2000       2001     2000


INCOME BEFORE INCOME TAXES      $  53    $  61      $ 171    $ 183

PLUS FIXED CHARGES:

   Interest                       202      236        658      704
   Amortization of debt
    discount/premium                5        3         10       12


 Total fixed charges              207      239        668      716

EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 260    $ 300      $ 839    $ 899


RATIOS OF EARNINGS TO FIXED
   CHARGES                       1.26     1.26       1.26     1.26

                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck
Acceptance Corp. for the periods ended September 29, 2001 and September 30, 2000, as indicated in our report dated October 18, 2001; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, is incorporated by reference in Registration Statement Nos.333-30879 and 333-62847 on Forms S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.







Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 9, 2001

784: