Form 10-K
period 2001-12-29
SEARS ROEBUCK ACCEPTANCE CORP
filed 2002-03-13
CIK 88255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        ---------------
                           FORM 10-K

    _X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 29, 2001

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.


DOCUMENTS INCORPORATED BY REFERENCE

None







                                 PART I


Item 1.    Business.

           Sears Roebuck Acceptance Corp.("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co.("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to, and in the past sold receivable balances to, SRAC. SRAC obtains funds through the issuance of unsecured commercial paper and long-term debt, which includes medium-term notes and discrete underwritten debt.

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

           SRAC's commercial paper ratings are F-2 from Fitch Rating's, P-2 from Moody's Investor Services, Inc., and A-2 from Standard & Poor's. Long-term debt ratings are A- from Fitch Rating's, A3 from Moody's Investor Services, Inc., and A- from Standard & Poor's.

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

           SRAC provides liquidity support for its outstanding commercial paper through its investment portfolio and committed credit facilities. As of December 29, 2001, SRAC commercial paper was supported by a $5.1 billion syndicated credit agreement; $875 million of which expires in April 2002 and $4.2 billion of which expires in April 2003.

           Pursuant to the syndicated credit agreement between SRAC and various banks, the letter agreement between SRAC and Sears concerning SRAC's investment in Sears notes may not be amended, waived, terminated, or modified (except that SRAC's fixed charge coverage ratio may be reduced to as low as 1.15) without the approval of such banks.

            SRAC ended 2001 with an equity position of $3.2 billion and a debt-to-equity ratio of 4.2:1 compared to 4.6:1 at the end of 2000.

           As of February 28, 2002 SRAC had ten employees.

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

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


        Financial Condition

          SRAC's investment in Sears notes decreased to $16.0 billion at year-end 2001 from $16.9 billion at year-end 2000, as a result of decreased funding requirements of Sears. Short-term borrowings at the end of 2001 were $3.2 billion, a $700 million decrease from the prior year. Total debt outstanding decreased to $13.3 billion at year-end 2001 from $14.1 billion at year-end 2000.


         Results of Operations

          SRAC's total revenues of $1,089 million for 2001 decreased from $1,216 million in 2000 and from $1,201 million in 1999.
The revenue decrease for 2001 resulted primarily from a 61 basis point decrease in the average rates on earning assets from 2000 to 2001 and a $400 million reduction in average earning asset levels during 2001 versus 2000. The revenue increase for 2000 resulted primarily from a 30 basis point increase in the average rate on earning assets from 1999 to 2000.

          SRAC's interest and related expenses were $866 million, $966 million and $955 million in 2001, 2000, and 1999, respectively.
In 2001, SRAC's average cost of short-term funds decreased 191 basis points from 6.66% in 2000 to 4.75%. SRAC's average cost of term debt remained at 6.60% for 2001 and 2000. Decreases in interest and related expenses resulted from lower interest rates throughout 2001 and a reduction in overall debt levels. Average daily outstanding short-term debt in 2001 was $3.3 billion compared to $3.2 billion in 2000. Average daily outstanding term debt of $10.5 billion in 2001 decreased nearly $600 million from the $11.1 billion average level in 2000.

         The following unsecured securities were issued by SRAC during 2001:

  *$1.8 billion of discrete underwritten notes, weighted average coupon of 6.89% and an average term of 10 years; and

   *$270 million of variable-rate medium-term notes, weighted average coupon of 3 month LIBOR + 1.06% and an average term of 2.3 years;


           During 2000, SRAC's management of the debt portfolio resulted in a $600 million reduction from 1999 average debt levels offset by a 36 basis point increase in average cost. This resulted in increases in interest and related expenses throughout 2000.

                 SRAC's net income was $144 million in 2001, $161 million in 2000 and $158 million in 1999.

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




 Item 7A. Market Risk

         The primary market risk exposure faced by SRAC is interest rate risk and arises from SRAC's debt obligations. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt. All debt securities are considered non-trading.
At year-end 2001 and 2000, 39% and 45%, respectively, of the funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months).
Based on SRAC's funding portfolio as of year-end 2001 and 2000, which totaled $13.3 and $14.2 billion, respectively, a 100 basis point change in interest rates would affect annual pre-tax funding cost by approximately $52 million and $63 million, respectively. This calculation assumes the funding portfolio balance at year end remains constant for an annual period and that the 100 basis point change occurs at the beginning of the annual period. The effect on net earnings is mitigated by the fixed charge coverage agreement with Sears.

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME

(millions, except ratio of earnings to fixed charges)


                                       2001         2000        1999
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $1,075       $1,204      $1,189
Earnings on commercial customer
  receivable balances purchased
  from Sears                              -            -           4
Earnings on cash equivalents             14           12           8
                                      -----        -----       -----
Total revenues                        1,089        1,216       1,201


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 866          966         955
Operating expenses                        2            2           3
                                      -----        -----       -----
Total expenses                          868          968         958
                                      -----        -----       -----

Income before income taxes              221          248         243
Income taxes                             77           87          85
                                      -----        -----       -----
Net income                           $  144       $  161      $  158
                                      =====        =====       =====

Ratio of earnings to fixed charges     1.26         1.26        1.25



See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 2001        2000
                                           -------     -------

Assets
------
Cash and cash equivalents                  $   599     $   442
Notes of Sears                              16,014      16,879
Other assets                                   125          45
                                         ---------   ---------
  Total assets                             $16,738     $17,366
                                         =========   =========
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $9 and $25)                  $ 3,225     $ 3,934
Medium-term notes (net of unamortized
  discount of $6 and $7)                     2,762       4,608
Discrete underwritten debt(net of
  unamortized discount of $29 and $21)       7,321       5,579
Accrued interest and other liabilities         192         151
                                         ---------   ---------
   Total liabilities                        13,500      14,272
                                         ---------   ---------

Commitments and contingent liabilities

Shareholder's Equity
--------------------
Common share, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
Retained earnings                            2,053      1,909
                                         ---------   --------
  Total shareholder's equity                 3,238      3,094
                                         ---------   --------
  Total liabilities and
    shareholder's equity                   $16,738    $17,366
                                         =========   ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF SHAREHOLDER'S EQUITY



(millions)                              2001        2000        1999
                                    --------    --------    --------
Common share                          $   35      $   35      $   35
                                    --------    --------    --------
Capital in excess of par value:
Beginning of year                      1,150       1,150       1,150
Capital contribution                       -           -           -
                                    --------    --------    --------
End of year                           $1,150      $1,150      $1,150
                                    --------    --------    --------
Retained earnings:
Beginning of year                     $1,909      $1,748      $1,590
Net income                               144         161         158
                                    --------    --------    --------
End of year                           $2,053      $1,909      $1,748
                                    --------    --------    --------
Total shareholder's equity            $3,238      $3,094      $2,933
                                    ========    ========    ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    2001     2000      1999
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                  $  144   $  161    $  158
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                         13       15        12
 (Increase)decrease in other assets            (80)       7         4
  Increase (decrease) in other liabilities      41      (22)        4
                                           -------- --------  --------
Net cash provided by
  operating activities                         118      161       178

Cash Flows From Investing Activities
------------------------------------
Decrease(increase) in notes of Sears           865      (73)    1,184
Decrease in commercial customer
  receivable balances purchased from Sears       -        -        90
                                           -------- --------  --------
Net cash provided by (used in)
  investing activities                         865      (73)    1,274

Cash Flows From Financing Activities
------------------------------------
(Decrease)increase in commercial paper,
  primarily 90 days or less                   (709)   1,259    (1,568)
Proceeds from issuance of long-term debt     2,009      286     1,091
Payments for redemption of long-term debt   (2,117)  (1,645)     (610)
Issue cost paid to issue debt                   (9)       -        (5)
                                           -------- --------  --------
Net cash used in
  financing activities                        (826)    (100)   (1,092)
                                           -------- --------  --------
Net increase(decrease)
  in cash and cash equivalents                 157      (12)      360
Cash and cash equivalents, beginning of year   442      454        94
                                           -------- --------  --------
Cash and cash equivalents, end of year      $  599   $  442    $  454
                                           ======== ========  ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $842     $972      $936
  Income taxes                                  61       86        84

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp.("SRAC"), a wholly-owned subsidiary of Sears,Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears using proceeds from its unsecured short-term borrowing programs(primarily the direct placement of commercial paper) and the issuance of long-term debt (medium-term notes and discrete underwritten debt).

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

SRAC's fiscal year ends on the Saturday nearest December 31. Fiscal year-ends were December 29, 2001 (52 weeks), December 30, 2000 (52 weeks), and January 1, 2000 (52 weeks).

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

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. SRAC adopted SFAS 133 effective December 30, 2000. The adoption of SFAS 133 resulted in no transition adjustment.

2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $77 million, $87 million and $85 million for the fiscal years 2001, 2000 and 1999, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.

3. COMMERCIAL CUSTOMER RECEIVABLE BALANCES

In the past, SRAC purchased commercial customer receivable balances from Sears.The receivables were purchased, with recourse, and SRAC earned interest on the outstanding balance. The receivables were made up of credit accounts Sears established with merchants and contractors for bulk purchases from Sears and were predominantly paid within 30 days.

Each month, SRAC purchased new receivables and received collections on previously purchased receivables. SRAC discontinued this program as of the end of 1999.


4. COMMERCIAL PAPER

SRAC obtains funds through the direct placement of commercial paper issued in maturities of one to 270 days. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.


(millions)                                           2001        2000
                                                  --------    --------
Commercial paper outstanding                       $3,234      $3,959
 Less: Unamortized discount                             9          25
                                                  --------    --------
Commercial paper outstanding(net)                  $3,225      $3,934
                                                  --------    --------



Average and Maximum Balances(net)        2001                 2000
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $3,328     $3,872   $3,202     $4,461
                                  ------------------- -------------------



Weighted Average Interest Rates          2001                 2000
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------

Commercial paper                    4.75%       2.98%   6.66%       7.35%
                                  ------------------- -------------------

5. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)


ISSUANCE
                                    Avg.                          Avg.
                    2001    Avg.   Orig.       2000      Avg.    Orig.
                   Volume  Coupon  Term       Volume    Coupon   Term
                   ------  ------  ----       ------    ------   ----
  Fourth Quarter:
Medium-term notes  $  270   3.45%   2.3         $200     6.84%    1.0
Discrete debt      $    -      -      -         $  -        -       -

  Year:
Medium-term notes  $  270   3.45%   2.3         $295     6.76%    1.8
Discrete debt      $1,750   6.89%  10.0         $  -        -       -




GROSS OUTSTANDING

                                    Avg.                          Avg.
                 12/29/01  Avg.  Remain.     12/30/00    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon   Term
                  -------- ------ -----       -------   ------ ------
Medium-term notes  $2,768   5.95%   1.7       $4,615     6.67%    1.7
Discrete debt      $7,350   6.67%  10.0       $5,600     6.60%   11.2



MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2002       $  958        $  600
2003        1,246         1,250
2004          302            -
2005           36           250
2006           40           550
Thereafter    186         4,700
---------------------------------
Total      $2,768        $7,350
=================================

6. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio fluctuated from a low of $1 million to a high of $899 million in 2001. Committed credit facilities as of December 29, 2001 were as follows:


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
----------------------------------------------------------------
                                                          $5,060
================================================================

SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at December 29, 2001 on these credit lines were $3.7 million.


7. LETTERS OF CREDIT AND OTHER COMMITMENTS

SRAC has been a guarantor of a $70 million promissory note issued by Sears, Roebuck de Puerto Rico, Inc. under the terms of a July 1998 private placement. The note was paid off January 8, 2002 and the guaranty terminated.

SRAC is the guarantor of an office lease entered into by GlobalNetXchange, LLC(GNX) as of October 6, 2000 and expiring on January 31, 2006. At
December 29, 2001, SRAC's obligation for the remaining lease payments totaled $6.2 million. SRAC's exposure is mitigated by an indemnification agreement dated as of February 12, 2001 by which certain members of GNX have severally agreed to indemnify SRAC in connection with its liability under the lease guaranty. Futhermore, GNX has secured a letter of credit with SRAC as beneficiary to cover the exposure of a member who is not a party to the indemnification agreement.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At December 29, 2001, letters of credit totaling
$185 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis. SRAC also issues irrevocable letters of credit to third parties on behalf of Sears and its subsidiaries. At December 29, 2001, irrevocable letters of credit totaling $37 million were outstanding.

To facilitate an understanding of SRAC's commitments the following data is provided:

                                 Amount of Commitment Expiration Per Period
                                ------------------------------------------
                              Total
                             Amounts  Less than                        After 5
thousands                  Committed    1 year  1-3 years   4-5 years    years
                           ---------  --------  ---------   ---------  -------
Other Commercial Commitments

Standby Letters of Credit        37         5           1          1       30
Guarantees                       76        72           3          1        -
Import Letters of Credit        185       185           -          -        -
                            --------   -------- ---------    -------- -------
Total  Commitments         $    298   $   262   $       4    $     2  $    30
                           ========   ========  =========    ======== =======

8.  FINANCIAL INSTRUMENTS

In the normal course of business, SRAC invests in certain notes of Sears and in the past, purchased commercial customer receivable balances from Sears.

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments are as follows:

---------------------------------------------------------------------------
                                             2001                2000
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes (net)                $2,762   $2,816     $4,608   $4,544
Discrete underwritten debt(net)         7,321    7,326      5,579    5,311





9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                  First      Second      Third      Fourth      Total
                 Quarter     Quarter    Quarter     Quarter      Year
                2001 2000   2001 2000  2001 2000   2001 2000  2001  2000
(millions)    ------------  ---------- ---------   ---------  ----------
Operating Results
Total revenues  $304 $302  $276 $299   $260 $300  $249 $315 $1,089 $1,216

Interest & related
  expenses       241  240   220  237    207  239   198  250    866    966
Total expenses   242  241   220  238    207  239   199  250    868    968
Income before
  income taxes    62   61    56   61     53   61    50   65    221    248

Net income        40   40    37   39     34   40    33   42     144   161

Ratio of earnings to
  fixed charges 1.26 1.25  1.26 1.26   1.26 1.26  1.25 1.26    1.26  1.26

(billions)
--------
Averages
Earning assets*$17.5 $17.6 $17.2 $17.3 $16.9 $17.3 $17.0 $17.9 $17.1 $17.5
Short-term debt  3.5   2.9   3.4   2.6   3.2   3.1   3.3   4.2   3.3   3.2
Long-term debt  10.6  11.6  10.5  11.5  10.5  11.0  10.3  10.4  10.5  11.1
Cost of
 short-term debt6.65% 6.07% 5.08% 6.49% 4.02% 6.87% 3.15% 7.02% 4.75% 6.66%
 long-term debt 6.70% 6.60% 6.64% 6.59% 6.56% 6.58% 6.50% 6.64% 6.60% 6.60%


*Notes of Sears and invested cash.

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

March 13, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 13, 2002
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
Paul J. Liska*             Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
Glenn R. Richter*          Director                      )




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


INDEPENDENT AUDITORS' REPORT                                      S-2































                                           S-1








INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 29, 2001 and December 30, 2000, and the related statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects,the financial position of Sears Roebuck Acceptance Corp. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 17, 2002


















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

4(d) Form of 6.90% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                August 2, 1996*].

4(e) Form of Fixed-Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(f) Form of Floating Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(g) Form of 6 3/4% Note [Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated
                June 8, 1995*].





----------------------------------
 *Sec File No. 1-4040

4(h) Fixed Charge Coverage and Ownership Agreement dated May 15, 1995 between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(e) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(i) Fixed Charge Coverage and Ownership Agreement dated February 20, 1997 between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated April 28, 1997*].

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

4(n) Form of Fixed-Rate Medium-Term Note Series III Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

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

4(s) Extension Agreement dated September 18, 1997, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(t) to the Registrant's
                Annual Report on Form 10-K dated January 1, 2000*].

4(t) Extension Agreement dated October 23, 1998, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(u) to the Registrant's
                Annual Report on Form 10-K dated January 1, 2000*].

4(u) Form of 6.625% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 27, 1997*].

4(v) Form of 6.95% Note [Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(w) Form of 7.00% Note [Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated
                July 9, 1997*].

4(x) Form of Fixed-Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(y) Form of Floating Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated July 9, 1997*].

4(z) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(aa) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(bb) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                October 14, 1997*].

4(cc) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(dd) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]

_________________________
 * SEC File No. 1-4040.
** Filed herewith.

                EXHIBIT INDEX (cont'd)

4(ee) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(ff) Form of Global 7.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(gg) Form of Global 6.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                March 13, 1998*].

4(hh) Form of Global 6.95% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated October 16, 1998*].

4(ii) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(jj) Form of 6.25% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated April 29, 1999*].

4(kk) Form of Extension Agreement extending the term of aggregate commitments of $4,125 million under the Amended and Restated $5,000,000,000 Credit Agreement dated as of April 28, 1997. [Incorporated by reference to Exhibit 4(jj) to the Registrant's Annual Report on form 10-K for the Year ended January 2, 1999.]

4(ll) Letter Agreement dated October 30, 1998 between the Registrant and The Huntington National Bank relating to a $60 million commitment under the Amended and Restated $5,000,000,000 Credit Agreement dated April 28, 1997.

4(mm) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 19, 2001*].

4(nn) Form of 6.75% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 8, 2001*].



_______________________
 * SEC File No. 1-4040.
** Filed herewith.

4(oo) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 5, 2001*].

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
















_______________________
*  SEC File No. 1-4040.
** Filed herewith.
***SEC File No. 1-416

                                                                Exhibit 12




SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                       2001          2000          1999

(dollars in millions)

INCOME BEFORE INCOME TAXES           $  221        $  248        $  243

PLUS FIXED CHARGES:

   Interest                             853           951           943
   Amortization of debt
      discount/premium                   13            15            12
                                    -------       -------       -------
TOTAL FIXED CHARGES                     866           966           955
                                    -------       -------       -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                 $1,087        $1,214        $1,198
                                    =======       =======       =======

RATIO OF EARNINGS TO FIXED
   CHARGES                            1.26          1.26          1.25












                                                            EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration
Statement Nos. 333-30879 and 333-62847 of Sears Roebuck Acceptance Corp. on Forms S-3 of our report dated January 17, 2002, appearing in this Annual Report on Form 10-K of Sears Roebuck Acceptance Corp. for the year ended December 29, 2001.


\s\Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 13, 2002




                                                           EXHIBIT 24


                          POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of SEARS ROEBUCK ACCEPTANCE CORP., a Delaware corporation (the "Corporation"), does hereby constitute and appoint
KEITH E.TROST, GEORGE F. SLOOK, and JAMES G. KEANE with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents,or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934,as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to annual reports on Form 10-K including specifically, but without limitation of the general authority hereby granted,the power and authority to sign his name in the name and on behalf of the Corporation, as indicated below opposite his signature, to annual reports on Form 10-K or any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them,or the substitute of any of them, shall do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, the undersigned have subscribed these presents, as of this 11th day of March, 2002.


	NAME                                   TITLE


/s/Keith E. Trost               Director and President
Keith E. Trost                  (Principal Executive Officer)


/s/George F. Slook              Director and Vice President, Finance
George F. Slook                 (Principal Financial and Accounting Officer)


/s/Paul J. Liska                Director
Paul J. Liska


/s/Larry R. Raymond             Director
Larry R. Raymond

/s/Glenn R. Richter             Director
Glenn R. Richter