Form 10-Q
period 2002-03-30
SEARS ROEBUCK ACCEPTANCE CORP
filed 2002-05-08
CIK 88255

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED  MARCH  30, 2002

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

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding
     12 months,and(2) has been subject to such filing requirements for the past
     90 days.     Yes  X   No__

     As of April 30, 2002 the Registrant had 350,000 shares of capital stock outstanding,all of which were held by Sears, Roebuck and Co.

     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.











                          SEARS ROEBUCK ACCEPTANCE CORP.

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         13 WEEKS ENDED MARCH 30, 2002






PART I.  FINANCIAL INFORMATION:                                 PAGE NO.

 Item 1. Financial Statements

    Statements of Financial Position
        March 30, 2002(unaudited)and March 31, 2001(unaudited)
        and  December 29, 2001                                        1

    Statements of Income (unaudited)
        13 Weeks ended March 30, 2002
	  and  March 31, 2001                                		    2

    Statements of Cash Flows (unaudited)
        13 Weeks ended March 30, 2002
        and  March 31, 2001                                           3

    Notes to Financial Statements (unaudited)		              4, 5

    Independent Accountants' Report				                6

 Item 2. Analysis of Results of Operations		                7

PART II.  OTHER INFORMATION:

 Item 6.   Exhibits and Reports on Form 8-K		                8






















                 PART I. FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                STATEMENTS OF FINANCIAL POSITION


                                   (unaudited)
                                -------------------
(millions, except share data)   March 30,  March 31,   Dec.29,
                                 2002        2001	 2001
Assets                          -------   --------   --------
Cash and cash equivalents      $    548   $    219   $    599
Notes of Sears                   16,343     16,688     16,014
Other assets                         46         50        125
                               --------   --------   --------
Total assets                   $ 16,937   $ 16,957   $ 16,738
                               ========   ========   ========

Liabilities
Commercial paper (net of
  unamortized discount of
  $6, $15 and $9)              $  3,319   $  2,977   $  3,225
Medium-term notes (net of
  unamortized discount of
  $6, $7 and $6)                  2,566      4,266      2,762
Discrete underwritten debt(net
  of unamortitized discount of
  $32, $27 and $29)               7,618      6,373      7,321
Accrued interest and
  other liabilities                 164        207        192
                               --------   --------   --------
 Total liabilities               13,667     13,823     13,500
                               --------   --------   --------
Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35         35         35
Capital in excess of par value    1,150      1,150      1,150
Retained earnings                 2,085      1,949      2,053
                               --------   --------   --------
 Total shareholder's equity       3,270      3,134      3,238
                               --------   --------   --------
Total liabilities and
  shareholder's equity         $ 16,937   $ 16,957   $ 16,738
                               ========   ========   ========


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME
                           (unaudited)


(millions, except ratios)

                                        13 Weeks Ended
                                     March 30,    March 31,
                                       2002          2001
Revenues                             --------    ---------

Earnings on notes of Sears           $    234     $    300
Earnings on cash equivalents                3            4
                                      -------      -------
Total revenues                            237          304
                                      -------      -------


Expenses

Interest expense and amortization of
  debt discount/premium                   188          241
Operating expenses                          -            1
                                      -------      -------
Total expenses                            188          242
                                      -------      -------


Income before income taxes                 49           62
Income taxes                               17           22
                                      -------      -------
Net income                           $     32     $     40
                                      =======      =======

Ratio of earnings to fixed charges       1.26         1.26


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                           March 30,  March 31,
                                             2002       2001
                                           --------   --------

Cash flows from operating activities:
Net income                                 $    32    $    40
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              4          4
    Decrease(increase)in other assets           79         (5)
    (Decrease)increase in other liabilities    (28)        56
                                            ------     ------

Net cash provided by operating activities       87         95
                                            ------     ------

Cash flows from investing activities:
(Increase)decrease in notes of Sears          (329)       191
                                            ------     ------
Net cash (used in) provided by
  investing activities                        (329)       191
                                            ------     ------
Cash flows from financing activities:
Increase(decrease) in commercial paper,
  primarily 90 days or less                     94       (957)
Proceeds from issuance of long-term debt       611        793
Payments for redemption of long-term debt     (511)      (342)
Issue costs paid to issue debt                  (3)        (3)
                                            ------     ------
Net cash provided by (used in)
  financing activities                         191       (509)
                                            ------     ------
Net decrease in cash and
  cash equivalents                             (51)      (223)

Cash and cash equivalents at beginning
  of period                                    599        442
                                            ------     ------
Cash and cash equivalents at end of period $   548    $   219
                                            ======     ======
See notes to financial statements.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio fluctuated from a low of $135 million to a high of $1,045 million in the first quarter of 2002. Credit facilities as of March 30, 2002 were as follows:

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


(dollars in millions; term in years)

ISSUANCE


                                    Avg.                      Avg.
                     2002    Avg.   Orig.   2001      Avg.    Orig.
                    Volume   Rate   Term   Volume     Rate    Term
                    ------  ------  ----   ------    ------   ----
  First Quarter:
Medium-term notes  $   15   4.50%    2.7   $    -       -       -
Discrete debt      $  600   6.70%   10.0   $  800     7.00%   10.0



GROSS OUTSTANDING

                                    Avg.                      Avg.
                  03/30/02  Avg.  Remain. 03/31/01    Avg.  Remain.
                  Balance  Coupon  Term    Balance   Coupon   Term
                  -------- ------ ------   -------   ------ -------
Medium-term notes  $2,572   5.97%    1.6   $4,273    6.61%    1.6
Discrete debt      $7,650   6.67%   10.1   $6,400    6.65%   10.8

MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2002       $  747        $  300
2003        1,246         1,250
2004          317            -
2005           36           250
2006           40           550
Thereafter    186         5,300
---------------------------------
Total      $2,572        $7,650
=================================

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of March 30, 2002 and March 31, 2001, and the related statements of income and cash flows for the 13 week periods then ended. These financial statements are the responsibility of the Sears Roebuck Acceptance
Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 29, 2001, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 29, 2001 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 9, 2002
                                  6





SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS



During the first quarter of 2002, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues decreased to $237 million from $304 million in the comparable 2001 period. SRAC's income is derived primarily from the earnings on its investment in the notes of Sears, Roebuck and Co. ("Sears") and invested cash. The decrease in revenue resulted primarily from a 134 basis point decrease in the average rates on earning assets in the first quarter of 2002 compared to the 2001 period.

SRAC's interest and related expenses decreased to $188 million for the first quarter of 2002 from $241 million for the first quarter of 2001 as a result of lower interest rates and debt levels. SRAC's cost of short-term funds averaged 2.50% in the first quarter of 2002, a 415 basis point decrease from 6.65% for the first three months of last year. SRAC's cost of long-term funds averaged 6.54% in the first quarter of 2002, a 16 basis decrease from 6.70% for the first quarter of 2001. SRAC's short-term borrowings averaged $3.6 billion in the first quarter of 2002, a slight increase from the 2001 first quarter average of $3.5 billion. Average outstanding long-term debt of $9.9 billion in the first quarter of 2002 decreased $700 million compared to $10.6 billion in the first quarter of 2001.

On March 25, 2002, SRAC issued a $600 million ten-year discrete underwritten bond with a 6.7% coupon.

SRAC's net income was $32 million for the first quarter of 2002 and $40 million for the first quarter of 2001. SRAC's ratio of earnings to fixed charges was 1.26, respectively for both the first quarter of 2002 and 2001.




















                                     7




SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed a current report on
                           Form 8-K dated March 18, 2002
                           [Items 5 and 7].

















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







May 8, 2002






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

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated May 8, 2002, concerning unaudited financial information.
























                                  10









                                                  Exhibit 12


SEARS ROEBUCK ACCEPTANCE CORP.

CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                          13 Weeks Ended
                                	March 30,   March 31,
(millions)                                2002        2001
                                        -------     --------

INCOME BEFORE INCOME TAXES             $    49     $    62


PLUS FIXED CHARGES:

   Interest                                184         237

   Amortization of debt
      discount/premium                       4           4
                                       -------     -------

 Total fixed charges                       188         241
                                       -------     -------
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES                   $   237     $   303
                                       =======     =======

RATIO OF EARNINGS TO FIXED
   CHARGES                                1.26        1.26














                                 11












                                                     EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the periods ended March 30, 2002 and March 31, 2001, as indicated in our report dated April 9, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
March 30, 2002, is incorporated by reference in Registration
Statement Nos. 333-62847 and 333-30879 on Forms S-3.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.






/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 8, 2002












                                  12