Form 10-Q
period 2002-06-29
SEARS ROEBUCK ACCEPTANCE CORP
filed 2002-08-12
CIK 88255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED  JUNE 29, 2002

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

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No__

As of July 31, 2002 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.








                      SEARS ROEBUCK ACCEPTANCE CORP.

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

               13 WEEKS AND 26 WEEKS ENDED JUNE 29, 2002






PART I.  FINANCIAL INFORMATION:                                  PAGE NO.


  Item 1.  Financial Statements

       Statements of Financial Position
          June 29, 2002 (unaudited) and June 30, 2001 (unaudited)
          and December 29, 2001                                       1

       Statements of Income  (unaudited)
          13 Weeks and 26 Weeks ended June 29, 2002
	  and June 30, 2001            		                      2

       Statements of Cash Flows (unaudited)
          26 Weeks ended June 29, 2002
          and June 30, 2001                                           3

       Notes to Financial Statements (unaudited)                     4,5

       Independent Accountants' Report  		              6

  Item 2.   Analysis of Results of Operations	                      7


PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K		              8

















                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                    (unaudited)
                                ------------------
(millions, except share data)   June 29,   June 30,    Dec. 29,
                                 2002        2001       2001
                                --------   --------    --------
Assets
Cash and cash equivalents      $    579   $     163   $    599
Notes of Sears                   17,746      16,210     16,014
Other assets                         61          49        125
                               --------    --------   --------
 Total assets                  $ 18,386    $ 16,422   $ 16,738

Liabilities
Commercial paper (net of
  unamortized discount of
  $10, $11 and $9)             $  3,880    $  2,892   $  3,225
Medium-term notes (net of
  unamortized discount of
  $5, $7 and $6)                  2,500       3,820      2,762
Discrete underwritten debt (net
  of unamortized discount of
  $60, $26 and $29)               8,540       6,374      7,321
Accrued interest and
  other liabilities                 167         165        192
                               --------    --------   --------
 Total liabilities               15,087      13,251     13,500

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                 (3)          -          -
Retained income                   2,117       1,986      2,053
                               --------    --------   --------

 Total shareholder's equity       3,299       3,171      3,238
                               --------    --------   --------

Total liabilities and
 shareholder's equity          $ 18,386    $ 16,422   $ 16,738
                               ========    ========   ========

See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratios)        13 Weeks Ended     26 Weeks Ended
                               June 29,  June 30,  June 29, June 30,
                                  2002      2001      2002     2001
                               -------   -------   -------  -------
Revenues

Earnings on notes of Sears       $ 240	   $ 274     $ 474    $ 574
Earnings on cash equivalents         5         2         8        6
                                 -----     -----     -----    -----
Total revenues                     245       276       482      580
                                 -----     -----     -----    -----


Expenses

Interest expense and amortization
 of debt discount/premium          195       220       383      461
Operating expenses                   1         -         1        1
                                 -----     -----     -----    -----
Total expenses                     196       220       384      462
                                 -----     -----     -----    -----

Income before income taxes          49        56        98      118
Income taxes                        17        19        34       41
                                 -----     -----     -----    -----
Net income                       $  32     $  37     $  64    $  77
                                 =====     =====     =====    =====
Ratios of earnings
 to fixed charges                 1.25      1.25      1.26     1.26


See notes to financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                           June 29,   June 30,
                                            2002         2001
                                          --------    -------

Cash flows from operating activities:
Net income                                 $    64   $   77
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              7        5
    Decrease(increase)in other assets           80       (4)
   (Decrease)increase in other liabilities     (25)      14
                                           -------  -------

Net cash provided by operating activities      126       92
                                           -------  -------
Cash flows from investing activities:
(Increase)decrease in notes of Sears        (1,732)     669
                                           -------  -------
Net cash (used in)provided by
  investing activities                      (1,732)     669
                                           -------  -------
Cash flows from financing activities:
Increase(decrease) in commercial paper,
  primarily 90 days or less                    655   (1,042)
Proceeds from issuance of long-term debt     1,832      793
Payments for redemption of long-term debt     (877)    (788)
Issue costs paid to issue debt                 (24)      (3)
                                           -------  -------
Net cash provided by (used in)
  financing activities                       1,586   (1,040)
                                           -------  -------
Net decrease in cash and
  cash equivalents                             (20)    (279)
Cash and cash equivalents at beginning
  of period                                    599      442
                                           -------  -------
Cash and cash equivalents at end of period $   579  $   163
                                           =======  =======
See notes to financial statements.


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

2. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss


The following table shows the computation of comprehensive income(loss):


                                       13 Weeks Ended     26 Weeks Ended
(millions)                          June 29,  June 30,  June 29, June 30,
                                       2002      2001      2002     2001
                                    -------    ------   -------  -------
Net income                            $  32     $  37     $  64    $  77
Other comprehensive income(loss)
Losses on cash flow hedge,
 net of tax                              (3)        -        (3)       -
Amounts amortized into interest
 expense from OCI                         -         -         -        -
Total other comprehensive loss           (3)        -        (3)       -
                                      -----     -----     -----    -----
Total comprehensive income            $  29     $  37     $  61    $  77
                                      =====     =====     =====    =====

The following table displays the components of accumulated other comprehensive loss:

(millions)                           June 29,  June 30,  Dec. 29,
                                       2002       2001      2001
                                      -------   -------  --------
Accumulated cash flow hedge loss      $  (3)    $   -     $   -
                                      -------   -------   -------
Accumulated other comprehensive loss  $  (3)    $   -     $   -
                                      =======   =======   =======


3. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $324 million to a high of $2,291 million in the second quarter of 2002. Credit facilities as of June 29, 2002 were as follows:

Expiration Date                                   (millions)
------------------------------------------------------------
April 2003                                           $4,360
------------------------------------------------------------



4. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; terms in years)

ISSUANCE
                                   Avg.                      Avg.
                    2002    Avg.   Orig.   2001      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    -        -%      -
Discrete debt      $1,250   7.19%  32.0   $    -        -%      -

  26 Weeks Ended:
Medium-term notes  $   15   4.50%   2.6   $    -        -%      -
Discrete debt      $1,850   7.03%  24.9   $  800     7.00%   10.0


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  06/29/02  Avg.  Remain. 06/30/01    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------ -------
Medium-term notes  $2,505   5.91%   1.4    $3,827    6.46%    1.5
Discrete debt      $8,600   6.97%  13.5    $6,400    6.65%   10.5


MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2002       $  680        $   -
2003        1,246         1,250
2004          317             -
2005           36           250
2006           40           550
Thereafter    186         6,550
---------------------------------
Total      $2,505        $8,600
=================================

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of June 29, 2002 and June 30, 2001, and the related statements of income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 29, 2001 and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 29, 2001 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 9, 2002

          SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

     During the second quarter of 2002, SRAC revenues decreased to $245 million from $276 million in the comparable 2001 period. For the first six months of 2002, SRAC's revenues declined to $482 million from $580 million for the comparable 2001 period. The decrease in revenue resulted from a reduction in the average rates on earning assets.

     SRAC's interest and related expenses decreased 11% to $195 million from $220 million and 17% to $383 million from $461 million for the second quarter and first half of 2002, respectively, as compared to the comparable 2001 periods. Interest and related expenses decreased during the second quarter and first half of 2002 due to decreases in the cost of funds and average long-term debt levels. SRAC's cost of short-term funds averaged 2.18% in the second quarter and 2.34% in the first six months of 2002 compared to 5.08% and 6.18% for the same periods in 2001. SRAC's cost of long-term funds averaged 6.54% in both the second quarter and first six months of 2002 compared to 6.64% and 6.68% for the same periods in 2001. SRAC's average long-term debt decreased to $10.4 billion and $10.1 billion in the second quarter and first six months of 2002, respectively, compared with $10.5 billion and $10.6 million for the same periods in 2001. Reductions in interest and related expenses were partially offset during these periods by increases in average short-term debt levels. SRAC's short-term borrowings averaged $3.7 billion and $3.6 billion for both the second quarter and first half of 2002, compared to $3.4 billion for both the respective 2001 periods.

     On April 22, 2002, $875 million of SRAC's credit facilities terminated. During the second quarter of 2002, SRAC increased the aggregate amount of the commitments under the remaining facility resulting in a credit facility of $4,360 million terminating April 2003.

     On May 29, 2002, SRAC issued a $1 billion 30-year discrete underwritten bond with a 7.00% coupon at a yield of 7.24%. On June 27, 2002 SRAC issued a $250 million 40-year discrete underwritten bond with a coupon of 7.0%.

     SRAC's net income of $32 million and $64 million for the second quarter and first half of 2002, respectively, decreased from the comparable 2001 period amounts of $37 million and $77 million.

     SRAC's ratio of earnings to fixed charges for the second quarter and first half of 2002 was 1.25 and 1.26, respectively compared to 1.25 and 1.26 for the comparable 2001 periods.

                        SEARS ROEBUCK ACCEPTANCE CORP.

                         PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed Current Reports on
                           Form 8-K dated May 21, 2002 and
                           June 27, 2002 [Items 5 and 7].















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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              -------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial
                              officer and authorized
                              officer of Registrant)








August 12, 2002


                          EXHIBIT INDEX

3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987**].

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the
        Quarter ended October 2, 1999**]

4(a) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

4(b) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 21,2002**].

4(c) Form of 7% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 27,2002**].

4(d) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration
        Statement No. 33-64215**].

4(e) Letter Agreement dated April 23, 2002 between Registrant and The Bank of Nova Scotia relating to a $75 million commitment under the Amended and Restated Credit Agreement dated April 28, 1997.*

4(f) Letter Agreement dated June 26, 2002 between Registrant and Morgan Stanley Bank relating to a $100 million commitment under the Amended and Restated Credit Agreement dated
        April 28, 1997.*

12      Calculation of ratios of earnings to fixed charges.*


----------------------
*  Filed herewith.
** SEC File No. 1-4040.




EXHIBIT INDEX



15 Acknowledgment of awareness from Deloitte & Touche LLP, dated August 12, 2002 concerning unaudited financial information.*

99(a)   Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)*

99(b)   Certification of Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)*

----------------------
*  Filed herewith.


	                                       Exhibit 4(e)

SEARS ROEBUCK ACCEPTANCE CORP.
3711 Kennett Pike
Greenville, Delaware  19807



April 23, 2002







The Bank of Nova Scotia
Suite 2700
600 Peachtree Street, N.E.
Atlanta, Georgia 30308

JPMorgan Chase Bank, as Agent
270 Park Avenue
47th Floor
New York, NY  10017
Attention:  Teri Streusand

Ladies and Gentlemen:

	Each of Sears Roebuck Acceptance Corp. (the "Borrower") and The Bank of Nova Scotia (the "New Bank") refers to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of April 28, 1997 and as amended to date among the Borrower, the Banks parties thereto, the Senior Managing Agent, Managing Agents, Co-Arrangers, Co-Agents and Lead Managers referred to therein and JPMorgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York), as Agent, and to the provisions of Section 2.17 of the Credit Agreement ("Section 2.17") providing for an increase of the aggregate amount of the Commitments at the option of the Borrower.
This letter (the "Letter") is being delivered in satisfaction of the requirement in Section 2.17 that the Borrower and the New Bank deliver an instrument in form satisfactory to the Agent with respect to any increase of Commitments thereunder. Capitalized terms used but not defined herein are used as defined in the Credit Agreement.

	1.	The Borrower hereby designates the New Bank to become a
Bank under the Credit Agreement with a Commitment of $75,000,000 (the "New Commitment Amount") and with a Termination Date of April 22, 2003 (the "New Termination Date"). The New Bank hereby accepts such designation and agrees, upon the effectiveness of this Letter as provided in Section 4 below, to be a Bank in all respects, and to have all of the rights and be obligated to perform the obligations of a Bank, under the Credit Agreements, with a Commitment equal to the New Commitment Amount and a Termination Date initially of the New Termination Date.

	2.	The Borrower represents and warrants that:

	(a)	on and as of the date hereof, and after giving effect to
       the increase in Commitments contemplated by this Letter, (i) no Default has occurred and is continuing and (ii) each of the representations and warranties of the Borrower in the Credit Agreement is true and correct in all material respects;

	(b)	no Commitment of any Bank shall exceed, as a result of
       such increase provided by this Letter, 10% of the aggregate amount of the Commitments (after giving effect to such increase); and


	(c)	the aggregate amount of all increases in the Commitments
       pursuant to Section 2.17 since the date of the Credit Agreement does not exceed $1,250,000,000.

        3. 	The New Bank represents to the Borrower and the Agent
that is it not a Non-U.S. Bank.

	4.	This Letter (i) shall be governed by and construed in
accordance with the laws of the State of New York, (ii) may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument and (iii) shall become effective as of April 23, 2002, provided that on or prior to such date the Agent shall have received from each of the Borrower and the New Bank and the Agent a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof. The execution of a counterpart hereof by the Agent shall constitute the Agent's prior written consent to the designation of the New Bank as a Bank.



				Very truly yours,

				SEARS ROEBUCK ACCEPTANCE CORP.



				By  /s/ George F. Slook
				-----------------------
                        	Name:  George F. Slook
				Title:  Vice President, Finance



				THE BANK OF NOVA SCOTIA



				By /s/ M.D. Smith
				-----------------
                        	Name:  M.D. Smith
				Title:  Agent Operations



Consented to as of the date first written above:

JPMORGAN CHASE BANK, AS AGENT



By /s/ Teri Streusand
---------------------
Name:  Teri Streusand
Title:  Vice President







	                                                Exhibit 4(f)

SEARS ROEBUCK ACCEPTANCE CORP.
3711 Kennett Pike
Greenville, Delaware  19807


June 26, 2002

Morgan Stanley Bank
1585 Broadway
2nd Floor
New York, New York 10036
Attn:  	James Morgan
	212-537-1470, phone
	212-537-1867, fax

JPMorgan Chase Bank, as Agent
270 Park Avenue
47th Floor
New York, NY  10017
Attention:  Teri Streusand

Ladies and Gentlemen:

	Each of Sears Roebuck Acceptance Corp. (the "Borrower") and Morgan Stanley Bank (the "New Bank") refers to the Amended and Restated Credit Agreement (the "Credit Agreement") dated as of April 28, 1997 among the Borrower, the Banks parties thereto, the Senior Managing Agent, Managing Agents, Co-Arrangers, Co-Agents and Lead Managers referred to therein and JPMorgan Chase Bank (formerly known as Morgan Guaranty Trust Company of New York), as Agent, and to the provisions of Section 2.17 of the Credit Agreement ("Section 2.17") providing for an increase of the aggregate amount of the Commitments at the option of the Borrower. This letter
(the "Letter") is being delivered in satisfaction of the requirement in
Section 2.17 that the Borrower and the New Bank deliver an instrument in form satisfactory to the Agent with respect to any increase of Commitments thereunder. Capitalized terms used but not defined herein are used as defined in the Credit Agreement.


	1.	The Borrower hereby designates the New Bank to become a
Bank under the Credit Agreement with a Commitment of $100,000,000 (the "New Commitment Amount") and with a Termination Date of April 22, 2003
(the "New Termination Date"). The New Bank hereby accepts such designation and agrees, upon the effectiveness of this Letter as provided in Section 4 below, to be a Bank in all respects, and to have all of the rights and be obligated to perform the obligations of a Bank, under the Credit Agreements, with a Commitment equal to the New Commitment Amount and a Termination Date initially of the New Termination Date.

	2.	The Borrower represents and warrants that:

	(a)	on and as of the date hereof, and after giving effect to
        the increase in Commitments contemplated by this Letter, (i) no Default has occurred and is continuing and (ii) each of the representations and warranties of the Borrower in the Credit Agreement is true and correct in all material respects;

	(b)	no Commitment of any Bank shall exceed, as a result of
        such increase provided by this Letter, 10% of the aggregate amount of the Commitments (after giving effect to such increase); and

	(c)	the aggregate amount of all increases in the Commitments
        pursuant to Section 2.17 since the date of the Credit Agreement does not exceed $1,250,000,000.



        3.	The New Bank represents to the Borrower and the Agent
        that is it not a Non-U.S. Bank.

	4.	This Letter (i) shall be governed by and construed in
        accordance with the laws of the State of New York, (ii) may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument and (iii) shall become effective as of June 26, 2002, provided that on or prior to such date the Agent shall have received from each of the Borrower and the New Bank and the Agent a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof. The execution of a counterpart hereof by the Agent shall constitute the Agent's prior written consent to the designation of the New Bank as a Bank.


				Very truly yours,

				SEARS ROEBUCK ACCEPTANCE CORP.



				By /s/ Keith E. Trost
                                ---------------------
				Name:  Keith E. Trost
				Title: President



				MORGAN STANLEY BANK



				By /s/ Jaap L. Tonckens
                                -----------------------
				Name:  Jaap L. Tonckens
				Title:  Vice President



Consented to as of the date first written above:

JPMORGAN CHASE BANK, AS AGENT



By /s/ Teri Streusand
----------------------
Name:  Teri Streusand
Title:  Vice President







                                                         Exhibit 12


               SEARS ROEBUCK ACCEPTANCE CORP.

     CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                13 Weeks Ended      26 Weeks Ended
                              June 29, June 30,   June 29, June 30,
(millions)                      2002     2001       2002     2001
                              -------  -------    -------  -------

INCOME BEFORE INCOME TAXES      $  49    $  56      $  98    $ 118

PLUS FIXED CHARGES:

   Interest                       192      219        376      456
   Amortization of debt
    discount/premium                3        1          7        5
                                -----    -----      -----    -----
 Total fixed charges              195      220        383      461
                                -----    -----      -----    -----
EARNINGS BEFORE INCOME TAXES
   AND FIXED CHARGES            $ 244    $ 276      $ 481    $ 579
                                =====    =====      =====    =====

RATIO OF EARNINGS TO FIXED
   CHARGES                       1.25     1.25       1.26     1.26










                                                    EXHIBIT 15





Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sears Roebuck Acceptance Corp. for the 13 week and 26 week periods ended
June 29, 2002 and June 30, 2001, as indicated in our report dated July 9, 2002; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, is incorporated by reference in Registration
Statement No.333-92082 on Form S-3.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 12, 2002





                                                 Exhibit 99(a)



            CERTIFICATION OF CHIEF EXECUTUVE OFFICER


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)



     The undersigned, Keith E. Trost, President of Sears Roebuck Acceptance Corp.(the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002
(the "Report").

The undersigned hereby certifies that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of August, 2002.



/s/ Keith E. Trost
------------------
Keith E. Trost

President(chief executive officer)
August 12, 2002










                  	                           Exhibit 99(b)




        CERTIFICATION OF CHIEF FINANCIAL OFFICER


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)




     The undersigned, George F. Slook, Vice President, Finance of Sears Roebuck Acceptance Corp.(the "Company"),has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the quarter ended
June 29, 2002 (the "Report").

The undersigned hereby certifies that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of August, 2002.


/s/ George F. Slook
-------------------
George F. Slook

Vice President, Finance (chief financial officer)
August 12, 2002























