Form 10-Q
period 2002-09-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 2002-11-12
CIK 88255

===================================================================


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

                                OR

       _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

As of October 31, 2002 the Registrant had 350,000 shares of capital stock outstanding,all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.


  ===================================================================





                  SEARS ROEBUCK ACCEPTANCE CORP.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

            13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 28, 2002






PART I.  FINANCIAL INFORMATION:                                       PAGE NO.

 Item 1.  Financial Statements

       Statements of Financial Position
            September 28, 2002 (unaudited) and September 29, 2001 (unaudited)
            and December 29, 2001    		                              1

       Statements of Income  (unaudited)
            13 Weeks and 39 Weeks ended September 28, 2002
	      and September 29, 2001                   		              2

       Statements of Cash Flows (unaudited)
            39 Weeks ended September 28, 2002
            and  September 29, 2001                                           3

       Notes to Financial Statements (unaudited)                             4,5

       Independent Accountants' Report					       6

 Item 2.   Analysis of Results of Operations  			               7

 Item 4.   Disclosure Controls and Procedures			               7

PART II.  OTHER INFORMATION:

 Item 6.   Exhibits and Reports on Form 8-K			               8














                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.

                 STATEMENTS OF FINANCIAL POSITION

                                  	(unaudited)
(millions, except share data)   Sept.28,   Sept.29,   Dec. 29,
                                   2002       2001	 2001
                                -------    -------    -------
Assets
Cash and cash equivalents      $    377    $    153   $    599
Notes of Sears                   17,883      16,729     16,014
Other assets                        142          47        125
                               --------    --------   --------
 Total assets                  $ 18,402    $ 16,929   $ 16,738
                               ========    ========   ========
Liabilities
Commercial paper (net of
  unamortized discount of
  $6, $9 and $9)               $  4,008    $  3,062   $  3,225
Medium-term notes (net of
  unamortized discount of
  $5, $6 and $6)                  2,336       3,143      2,762
Discrete underwritten debt (net
  of unamortized discount of
  $59, $30 and $29)               8,541       7,320      7,321
Accrued interest and
  other liabilities                 184         199        192
                               --------    --------   --------
 Total liabilities               15,069      13,724     13,500
                               --------    --------   --------
Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                 (3)          -          -
Retained income                   2,151       2,020      2,053
                               --------    --------   --------

 Total shareholder's equity       3,333       3,205      3,238
                               --------    --------   --------
Total liabilities and
 shareholder's equity          $ 18,402    $ 16,929   $ 16,738
                               ========    ========   ========

See notes to financial statements.
                                  1





                 SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF INCOME

                          (unaudited)



(millions, except ratios)        13 Weeks Ended     39 Weeks Ended
                               Sept.28,  Sept.29,  Sept.28, Sept.29,
                                  2002      2001      2002     2001
                               -------   -------   -------  -------
Revenues

Earnings on notes of Sears       $ 255	 $ 256     $ 729    $ 830
Earnings on cash equivalents         2         4        10       10
                               -------   -------   -------  -------

Total revenues                     257       260       739      840



Expenses

Interest expense and amortization
 of debt discount/premium          205       207       588      668
Operating expenses                   -         -         1        1
                               -------   -------   -------  -------

Total expenses                     205       207       589      669
                               -------   -------   -------  -------

Income before income taxes          52        53       150      171
Income taxes                        18        19        52       60
                               -------   -------   -------  -------

Net income                       $  34     $  34     $  98    $ 111
                               =======   =======   =======  =======
Ratios of earnings
 to fixed charges                 1.25      1.26      1.26     1.26


See notes to financial statements.


                                  2




                   SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                           Sept.28,  Sept.29,
                                              2002      2001
                                          --------   -------
Cash flows from operating activities
Net income                                 $    98   $   111
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             10        10
   (Increase)in other assets                    (2)       (2)
   (Decrease)increase in other liabilities      (8)       48
                                          --------   -------
Net cash provided by
 operating activities                           98       167
                                          --------   -------
Cash flows from investing activities
(Increase)decrease in notes of Sears        (1,869)      150
                                          --------   -------
Net cash(used in)provided by
  investing activities                      (1,869)      150
                                          --------   -------
Cash flows from financing activities
Increase(decrease) in commercial paper,
  primarily 90 days or less                    783      (872)
Proceeds from issuance of long-term debt     1,832     1,739
Payments for redemption of long-term debt   (1,042)   (1,466)
Issue costs paid to issue debt                 (24)       (7)
                                          --------   -------
Net cash provided by (used in)
  financing activities                       1,549      (606)
                                          --------   -------
Net decrease in cash and
  cash equivalents                            (222)     (289)
Cash and cash equivalents at beginning
  of period                                    599       442
                                          --------   -------
Cash and cash equivalents at end of period $   377   $   153
                                          ========   =======

See notes to financial statements.


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not necessarily be considered indicative of the results to be expected for the full year.

2. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss


The following table shows the computation of comprehensive income(loss):


                                       13 Weeks Ended     39 Weeks Ended
(millions)                          Sept.28,  Sept.29,  Sept.28, Sept.29,
                                       2002      2001      2002      2001
                                    -------   -------   -------   -------
Net income                            $  34     $  34     $  98     $ 111
Other comprehensive income(loss)
Losses on cash flow hedge,
 net of tax                               -         -        (3)        -
Amounts amortized into interest
 expense from OCI                         -         -         -         -
                                     -------   -------   -------   -------
Total other comprehensive loss            -         -        (3)        -
                                     -------   -------   -------   -------
Total comprehensive income            $  34     $  34     $  95     $ 111
                                     =======   =======   =======   =======


The following table displays the components of accumulated other comprehensive loss:

(millions)                          Sept.28,  Sept.29,  Dec. 29,
                                      2002       2001      2001
                                     -------   --------  -------

Accumulated cash flow hedge loss      $  (3)    $   -     $   -
                                     -------   -------   -------
Accumulated other comprehensive loss  $  (3)    $   -     $   -
                                     =======   =======   =======

                                  4
3. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $196 million to a high of $1,144 million in the third quarter of 2002.
Credit facilities as of September 28, 2002 were as follows:

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


(dollars in millions; terms in years)

ISSUANCE
                                   Avg.                      Avg.
                    2002    Avg.   Orig.   2001      Avg.    Orig.
                   Volume   Rate   Term   Volume     Rate    Term
                   ------  ------  ----   ------    ------   ----
  13 Weeks Ended:
Medium-term notes  $    -      -%     -   $    -        -%      -
Discrete debt      $    -      -%     -   $  950     6.80%    9.9

  39 Weeks Ended:
Medium-term notes  $   15   4.50%   2.6   $    -        -%      -
Discrete debt      $1,850   7.03%  24.9   $ 1,750    6.89%   10.0


GROSS OUTSTANDING

                                    Avg.                      Avg.
                  09/28/02  Avg.  Remain. 09/29/01    Avg.  Remain.
                  Balance  Coupon  Term   Balance   Coupon    Term
                  -------- ------ ------  -------   ------  ------
Medium-term notes  $2,341   5.88%   1.3    $3,149    6.30%    1.6
Discrete debt      $8,600   6.97%  13.2    $7,350    6.68%   10.2


MATURITIES

          Medium-term    Discrete
Year        notes          debt
---------------------------------
2002       $  516        $   -
2003        1,246         1,250
2004          317             -
2005           36           250
2006           40           550
Thereafter    186         6,550
---------------------------------
Total      $2,341        $8,600
=================================         5



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 28, 2002 and September 29, 2001, and the related statements of income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 8, 2002

                      SEARS ROEBUCK ACCEPTANCE CORP.

Item 2.  Analysis of Results of Operations

For the 13 weeks ended September 28, 2002, SRAC revenues decreased to $257 million from $260 million in the comparable 2001 period. For the 39 week period of 2002, SRAC's revenues declined to $739 million from $840 million for the comparable 2001 period. The decrease in revenue resulted from a reduction in the average rates on earning assets.

SRAC's interest and related expenses decreased to $205 million from $207 million and $588 million from $668 million for the 13 and 39 week periods ended September 28, 2002, respectively, as compared to the comparable 2001 periods. Interest and related expenses decreased during both periods of 2002 due to decreases in the cost of funds. SRAC's cost of short-term funds averaged 2.13% in the third quarter and 2.27% in the 39 week period of 2002 compared to 4.02% and 5.29% for the same periods in 2001. SRAC's cost of long-term funds averaged 6.53% and 6.54% in the 13 and 39 weeks of 2002 compared to 6.56% and 6.63% for the same periods in 2001. Reductions in interest and related expenses attributed to decreases in the cost of funds were partially offset during these periods by increases in average debt levels. SRAC's average debt increased to $14.1 billion and $14.2 billion in the 13 and 39 weeks of 2002, respectively, compared with $13.7 billion and $13.8 billion for the same periods in 2001.

SRAC's net income was $34 million and $98 million for the 13 and 39 weeks ended September 28, 2002 and $34 million and $111 million for the comparable 2001 periods.

SRAC's ratio of earnings to fixed charges for the 13 and 39 weeks of 2002 was 1.25 and 1.26 compared to 1.26 for both 2001 periods.

Item 4. Disclosure Controls and Procedures

The Company's management, including Keith E. Trost, President (principal executive officer) and George F. Slook, Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.






                       SEARS ROEBUCK ACCEPTANCE CORP.

                       PART II.  OTHER INFORMATION





     Item 6.               Exhibits and Reports on Form 8-K



       (a)                 The exhibits listed in the "Exhibit
                           Index" are filed as part of this
                           report.


       (b)                 Reports on Form 8-K:

                           Registrant filed Current Report on
                           Form 8-K dated June 27, 2002[Item
                           5 and 7].













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




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                              ----------------------
                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial
                              officer and authorized
                              officer of Registrant)







November 12, 2002


                     SEARS ROEBUCK ACCEPTANCE CORP

CERTIFICATIONS

I, Keith E. Trost, President of Sears Roebuck Acceptance Corp., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Sears Roebuck Acceptance Corp.

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                          By:  /s/Keith E. Trost
                               -----------------
                               Keith E. Trost
                               President (principal executive officer)







                     SEARS ROEBUCK ACCEPTANCE CORP

I, George F. Slook, Vice President, Finance of Sears Roebuck Acceptance Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sears Roebuck Acceptance Corp.

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                  By:  /s/George F. Slook
                       -------------------
                       George F. Slook
                       Vice President, Finance (principal financial officer)







                         EXHIBIT INDEX


3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c)to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987**].

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q for the
        Quarter ended October 2, 1999**].

4(a) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

4(b) Indenture dated as of October 1, 2002 between the Registrant and BNY Midwest Trust Company.*

4(c)    Extension Agreement dated July 16, 2002 between
        Sears, Roebuck and Co. and the Registrant[Incorporated by reference to Exhibit 4(c) of Registration
        Statement No. 333-92082].

4(d) Fixed Charge Coverage and Ownership Agreement dated as of September 24, 2002 between Sears Roebuck
        Acceptance Corp. and Sears, Roebuck and Co.
        [Incorporated by reference to Exhibit 4(f) of Registration Statement No. 333-92082].

12      Calculation of ratios of earnings to fixed charges.*

15      Acknowledgment of awareness from Deloitte & Touche LLP,
	  dated November 12, 2002 concerning unaudited financial information.*

99(a)   Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)*

99(b)   Certification of Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)*

----------------------
*  Filed herewith.
** SEC File No. 1-4040.
                                  12