Form 10-K
period 2002-12-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 2003-03-12
CIK 88255

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                        ---------------
                          FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 28, 2002
                               OR
___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Title of each class                  Name of each exchange on which registered
6.75% Notes due September 15, 2005   New York Stock Exchange
7.00% Notes due March 1, 2038        New York Stock Exchange
6.95% Notes due October 23, 2038     New York Stock Exchange
7.00% Notes due July 15, 2042        New York Stock Exchange
7.40% Notes due February 1, 2043     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No  .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether Registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2). Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of Registrant's most recently completed second fiscal quarter: $0.00.

As of February 28, 2003, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
None







                                 PART I


Item 1.    Business.

           Sears Roebuck Acceptance Corp.("SRAC") is a wholly-owned finance subsidiary of Sears, Roebuck and Co.("Sears"). To meet certain capital requirements of its businesses, Sears borrows on a short-term basis through the issuance of notes to SRAC. SRAC obtains funds through the issuance of unsecured commercial paper and long-term debt, which includes medium-term notes and discrete underwritten debt.

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

   	As of February 28, 2003, SRAC's commercial paper ratings were F-2 from Fitch Ratings ("Fitch"), P-2 from Moody's Investors Service,("Moody's"), and A-2 from Standard & Poor's Ratings Services ("S&P") and its long-term debt ratings were BBB+ from Fitch, Baa1 from Moody's, and BBB+ from S&P.

           SRAC provides liquidity support for its outstanding commercial paper through its investment portfolio and committed credit facilities. As of December 28, 2002, SRAC commercial paper was supported by a $1.6 billion investment portfolio, which consists of cash and cash equivalents and a $4.4 billion syndicated credit agreement which was due to expire in April 2003. On February 24, 2003, SRAC, through a syndicate of banks, replaced its existing credit facility with an unsecured 364-day revolving credit facility in the amount of $3.5 billion. This new facility includes the option to extend the repayment of borrowings, if any, through February 2005.

           SRAC and Sears have entered into agreements for the benefit of certain debt holders and lenders of SRAC under which Sears, for so long as required by the applicable documents, will continue to own all of the outstanding voting stock of SRAC and will pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain an earnings to fixed charges ratio of not less than 1.10 (1.15 in the case of the agreement for the benefit of the credit facility lenders).

           As of February 28, 2003 SRAC had ten employees.

           SRAC's Web site address is www.sracweb.com. SRAC makes available free of charge through its Web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.    Properties.

           SRAC leases 4,065 square feet of an office building located in Greenville, Delaware.

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

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


        Financial Condition

          SRAC's investment in Sears notes decreased to $15.4 billion at year-end 2002 from $16.0 billion at year-end 2001, as a result of decreased funding requirements of Sears. Short-term borrowings at the end of 2002 were $2.9 billion, a $356 million decrease from the prior year. Total debt outstanding increased to $13.5 billion at year-end 2002 from $13.3 billion at year-end 2001.

         SRAC ended 2002 with an equity position of $3.4 billion and a debt-to-equity ratio of 4.1:1 compared to 4.2:1 at the end of 2001.


         Results of Operations

          SRAC's total revenues of $984 million for 2002 decreased from $1,089 million in 2001 and from $1,216 million in 2000.
The revenue decrease for 2002 resulted primarily from a 78 basis point decrease in the average rates on earning assets from 2001 to 2002. The revenue decrease for 2001 resulted primarily from a 61 basis point decrease in the average rate on earning assets from 2000 to 2001 and a $400 million reduction in average earning asset levels during 2001 versus 2000.

          SRAC's interest and related expenses were $782 million, $866 million and $966 million in 2002, 2001, and 2000, respectively.
In 2002, SRAC's average cost of short-term funds decreased 254 basis points from 4.75% in 2001 to 2.21%. SRAC's average cost of term debt remained relatively flat at 6.52% in 2002 and 6.60% in 2001. Reductions in interest and related expenses attributed to decreases in the cost of funds which were partially offset by increases in debt levels. Average daily outstanding short-term debt of $3.7 billion in 2002 increased nearly $400 million from the $3.3 billion average level in 2001. Average daily outstanding term debt remained at $10.5 billion for 2002 and 2001.

           Term debt consists of medium-term notes and discrete underwritten debt. Medium term notes are sold to institutional and retail investors. During 2002, SRAC issued the following securities:

  *$1.9 billion of discrete underwritten notes with a weighted average coupon of 6.90% and a weighted average term of 24.9 years; and

   *$313 million of fixed-rate medium-term notes with a weighted average coupon of 6.69% and a weighted average term of 6.4 years.

           In November 2002, SRAC executed a distribution agreement that provides for the issuance of up to $1 billion of medium term notes to be sold to institutional investors. In December 2002, SRAC executed a selling agent agreement that provides for the continuous issuance of up to $2 billion of medium term notes targeted at retail investors.

           SRAC has $2.5 billion of term debt maturing in 2003, a portion of which it intends to refinance using unsecured term debt. In the period December 29, 2002 through March 7, 2003, SRAC issued $1.6 billion of long-term debt consisting of $452 million of medium-term notes sold to institutional investors, $905 million of medium-term notes sold to retail investors and a $250 million discrete underwritten note.

           During 2001, SRAC's total debt portfolio experienced a $600 million reduction from 2000 average debt levels and a 46 basis point decrease in average cost. This resulted in decreases in interest and related expenses throughout 2001.

        On February 24, 2003, SRAC replaced its $4.4 billion syndicated credit agreement with a $3.5 billion unsecured 364-day revolving facility. This new facility includes the option to extend the repayment of borrowings, if any, through February 2005. This new facility provides liquidity support for SRAC's commercial paper program.

         SRAC's net income was $130 million in 2002, $144 million in 2001 and $161 million in 2000.

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




 Item 7A. Market Risk

         The primary market risk exposure faced by SRAC is interest rate risk and arises from SRAC's debt obligations. The Company's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt. All debt securities are considered non-trading.
At year-end 2002 and 2001, 40% and 39%, respectively, of the funding portfolio was variable rate (including current maturities of fixed-rate long-term debt that will reprice in the next 12 months). Based on SRAC's debt portfolio as of year-end 2002 and 2001, which totaled $13.5 billion and $13.3 billion, respectively, a 100 basis point change in interest rates would affect annual pre-tax interest costs by approximately $55 million and $52 million, respectively.
This calculation assumes the portfolio balance at year end remains constant for an annual period and that the 100 basis point change occurs at the beginning of the annual period. The effect on net earnings is mitigated by the fixed charge coverage agreement with Sears.

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(millions, except ratio of earnings to fixed charges)



                                       2002         2001        2000
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $  971       $1,075      $1,204
Earnings on cash equivalents             13           14          12
                                      -----        -----       -----
Total revenues                          984        1,089       1,216


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 782          866         966
Operating expenses                        2            2           2
                                      -----        -----       -----
Total expenses                          784          868         968
                                      -----        -----       -----

Income before income taxes              200          221         248
Income taxes                             70           77          87
                                      -----        -----       -----
Net income                           $  130       $  144      $  161
                                      -----        -----       -----

  Total other comprehensive income(loss)
  -------------------------------------
Losses on cash flow hedge,
     net of tax                           (3)           -           -
                                        -----        -----       -----
Total comprehensive income             $  127       $  144      $  161
                                        =====        =====       =====

Ratio of earnings to fixed charges       1.26         1.26        1.26


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 2002        2001
                                           -------     -------

Assets
------
Cash and cash equivalents                  $ 1,563     $   599
Notes of Sears                              15,352      16,014
Other assets                                   139         125
                                         ---------   ---------
  Total assets                             $17,054     $16,738
                                         =========   =========
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $5 and $9)                   $ 2,869     $ 3,225
Medium-term notes (net of unamortized
  discount of $5 and $6)                     2,118       2,762
Discrete underwritten debt (net of
  unamortized discount of $58 and $29)       8,542       7,321
Accrued interest and other liabilities         160         192
                                         ---------   ---------
   Total liabilities                        13,689      13,500
                                         ---------   ---------

Commitments and contingent liabilities

Shareholder's Equity
--------------------
Common share, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
      	Accumulated other
  comprehensive loss                            (3)         -
Retained earnings                            2,183      2,053
                                         ---------   --------
  Total shareholder's equity                 3,365      3,238
                                         ---------   --------
  Total liabilities and
    shareholder's equity                   $17,054    $16,738
                                         =========   ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF SHAREHOLDER'S EQUITY



(millions)                              2002        2001        2000
                                    --------    --------    --------
Common share                          $   35      $   35      $   35
                                    --------    --------    --------
Capital in excess of par value        $1,150      $1,150      $1,150
                                    --------    --------    --------

Accumulated other comprehensive loss:
Beginning of year                     $    -      $    -      $    -
Cash flow hedge loss                      (3)          -           -
                                    --------    --------    --------
End of year                           $   (3)     $    -      $    -
                                    --------    --------    --------

Retained earnings:
Beginning of year                     $2,053      $1,909      $1,748
Net income                               130         144         161
                                    --------    --------    --------
End of year                           $2,183      $2,053      $1,909
                                    --------    --------    --------

Total shareholder's equity            $3,365      $3,238      $3,094
                                    ========    ========    ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    2002     2001      2000
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                  $  130   $  144    $  161
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                         14       13        15
 Decrease (increase) in other assets             2      (80)        7
(Decrease) increase in other liabilities       (32)      41       (22)
                                           -------- --------  --------
Net cash provided by
  operating activities                         114      118       161

Cash Flows From Investing Activities
------------------------------------
Decrease (increase) in notes of Sears          662      865       (73)
                                           -------- --------  --------
Net cash provided by (used in)
  investing activities                         662      865       (73)

Cash Flows From Financing Activities
------------------------------------
(Decrease) increase in commercial paper,
  primarily 90 days or less                   (356)    (709)    1,259
Proceeds from issuance of long-term debt     2,129    2,009       286
Payments for redemption of long-term debt   (1,558)  (2,117)   (1,645)
Issue cost paid to issue debt                  (27)      (9)        -
                                           -------- --------  --------
Net cash provided by (used in)
  financing activities                         188     (826)     (100)
                                           -------- --------  --------
Net increase (decrease)
  in cash and cash equivalents                 964      157       (12)
Cash and cash equivalents, beginning of year   599      442       454
                                           -------- --------  --------
Cash and cash equivalents, end of year      $1,563   $  599    $  442
                                           ======== ========  ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $791     $842      $972
  Income taxes                                  87       61        86

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

SRAC's fiscal year ends on the Saturday nearest December 31. Fiscal year-ends were December 28, 2002(52 weeks), December 29, 2001(52 weeks), and December 30, 2000(52 weeks).

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

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives now meet the definition of a derivative. SRAC adopted SFAS 133 effective December 31, 2000. The adoption of SFAS 133 resulted in no transition adjustment.

Statement of Financial Accounting Standards (SFAS) No. 145, dealing with Rescission of FASB Statement No. 4, 44, and 64, is effective for all financial statements issued on or after May 15, 2002. SFAS 145, eliminates Statement 4, which required all gains and losses from debt extinguishment to be aggregated, and if material, classified as an extraordinary item, net of tax. Under SFAS 145, debt extinguishments used as part of an entity's risk management strategy do not meet the criteria for classification as extraordinary items. SRAC adopted SFAS 145 effective December 28, 2002. The adoption of the standard did not have an impact on the financial statements of SRAC.

2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $70 million, $77 million and $87 million for the fiscal years 2002, 2001 and 2000, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. No deferred tax provisions were necessary.



 3. COMMERCIAL PAPER

SRAC obtains funds through the direct placement of commercial paper issued in maturities of one to 270 days. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.

(millions)                                           2002        2001
                                                  --------    --------
Commercial paper outstanding                       $2,874      $3,234
 Less: Unamortized discount                             5           9
                                                  --------    --------
Commercial paper outstanding (net)                 $2,869      $3,225
                                                  --------    --------





Average and Maximum Balances (net)        2002                2001
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $3,721     $4,135   $3,328     $3,872
                                  ------------------- -------------------





Weighted Average Interest Rates          2002                 2001
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------
Commercial paper                    2.21%       2.05%   4.75%       2.98%
                                  ------------------- -------------------

4. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)


ISSUANCES
                                    Avg.                          Avg.
                    2002    Avg.   Orig.       2001      Avg.    Orig.
                   Volume  Coupon  Term       Volume    Coupon   Term
                   ------  ------  ----       ------    ------   ----
  Fourth Quarter:
Medium-term notes  $  298   6.80%   6.6       $  270     3.45%    2.3
Discrete debt      $    -      -      -       $    -        -       -

  Year:
Medium-term notes  $  313   6.69%   6.4       $  270     3.45%    2.3
Discrete debt      $1,850   6.90%  24.9       $1,750     6.89%   10.0




GROSS OUTSTANDING

                                    Avg.                          Avg.
                 12/28/02  Avg.  Remain.     12/29/01    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon   Term
                  -------- ------ -----       -------   ------ ------
Medium-term notes  $2,123   5.75%   2.1       $2,768     5.95%    1.7
Discrete debt      $8,600   6.71%  13.0       $7,350     6.67%   10.0



MATURITIES


          Medium-term    Discrete
Year        notes          debt
---------------------------------
2003       $1,246        $1,250
2004          317            -
2005          115           250
2006           40           550
2007          103            -
Thereafter    302         6,550
---------------------------------
Total      $2,123        $8,600
=================================

5. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $83 million to a high of $2,291 million in 2002. Committed credit facilities as of December 28, 2002 were as follows:

Expiration Date                                        (millions)
----------------------------------------------------------------
April 2003                                                $4,360*
----------------------------------------------------------------
*On February 24, 2003, this facility was replaced by a $3.5 billion 364-day revolving facility which includes an option to extend the repayment of borrowings, if any, through February 2005.

SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at December 28, 2002 on these credit lines were $3.2 million.


       6. LETTERS OF CREDIT AND OTHER COMMITMENTS

SRAC issues standby letters of credit to third parties on behalf of Sears and its subsidiaries. At December 28, 2002, standby letters of credit totaling $340 million were outstanding.

SRAC is the guarantor of an office lease entered into by GlobalNetXchange, LLC(GNX) as of October 6, 2000 and expiring on January 31, 2006. At
December 28, 2002, SRAC's obligation for the remaining lease payments totaled $4.6 million. SRAC's exposure is mitigated by an indemnification agreement dated as of February 12, 2001 by which certain members of GNX have severally agreed to indemnify SRAC in connection with its liability under the lease guaranty. Furthermore, GNX has provided for a letter of credit with SRAC as beneficiary to cover the exposure of a member who is not a party to the indemnification agreement.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At December 28, 2002, letters of credit totaling $146 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

 To facilitate an understanding of SRAC's commitments the following data is provided:


                                   Amount of Commitment Expiration Per Period
                                   ------------------------------------------
                              Total
                             Amounts  Less than                        After 5
thousands                  Committed    1 Year  1-3 Years   4-5 Years    Years
                           ---------  --------  ---------   ---------  -------
Other Commercial Commitments

Standby Letters of Credit       340       308           1          1       30
Guarantees                        5         2           3          -        -
Import Letters of Credit        146       146           -          -        -
                            -------    ------    --------     ------   ------
Total  Commitments         $    491   $   456   $       4    $     1  $    30
                            =======    ======    ========     ======   ======

7.  FINANCIAL INSTRUMENTS

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value.
Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments at year-end 2002 and 2001 are as follows:

---------------------------------------------------------------------------
                                             2002                2001
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes (net)                $2,118   $2,091     $2,762   $2,816
Discrete underwritten debt(net)         8,542    8,024      7,321    7,326








8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                   First        Second      Third      Fourth        Total
                  Quarter      Quarter     Quarter     Quarter        Year
                 2002  2001   2002 2001   2002 2001   2002 2001   2002  2001
(millions)     ------------  ----------   ---------  ----------   ----------
Operating Results
Total revenues   $237  $304   $245 $276   $257 $260    $245 $249 $984 $1,089

Interest & related
  expenses        188   241    195  220    205  207     194  198   782   866
Total expenses    188   242    196  220    205  207     195  199   784   868
Income before
  income taxes     49    62     49   56     52   53      50   50   200   221

Net income         32    40     32   37     34   34      32   33   130   144

Ratio of earnings to
  fixed charges  1.26  1.26   1.25  1.26   1.25 1.26    1.25 1.25  1.26  1.26

(billions)
--------
Averages
Earning assets*  $16.9 $17.5  $17.5 $17.2 $18.5 $16.9  $17.6 $17.0 $17.6 $17.1
Short-term debt    3.6   3.5    3.7   3.4   4.1   3.2    3.6   3.3   3.7   3.3
Long-term debt     9.9  10.6   10.4  10.5  11.0  10.5   10.6  10.3  10.5  10.5
Cost of
 short-term debt 2.50% 6.65%  2.18%  5.08% 2.13% 4.02% 2.06% 3.15% 2.21% 4.75%
 long-term debt  6.54% 6.70%  6.54%  6.64% 6.53% 6.56% 6.52% 6.50% 6.53% 6.60%


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

Item 10.   Directors and Executive Officers of the Registrant.
           Not applicable.

Item 11.   Executive Compensation.
           Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
           Not applicable.

Item 13.   Certain Relationships and Related Transactions.
           Not applicable.

Item 14.   Controls and Procedures

The Company's management, including Keith E. Trost, President (principal executive officer) and George F. Slook, Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                  PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

           (b) Reports on Form 8-K:

                   Registrant filed Current Reports on Form 8-K dated November 20, 2002 and December 6, 2002[Items 5 and 7].

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

March 12, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 12, 2003
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
Thomas E. Bergmann*        Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
Glenn R. Richter*          Director                      )




*/S/ George F. Slook, Individually and as Attorney-in-Fact

                       SEARS ROEBUCK ACCEPTANCE CORP


                              CERTIFICATIONS

I, Keith E. Trost, President of Sears Roebuck Acceptance Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Sears Roebuck Acceptance Corp.

2. Based on my knowledge, this annual report does not contain any untrue
   statement    of a material fact or omit to state a material fact
   necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 12, 2003
                              By:  /s/ Keith E. Trost
                                 -----------------------
                                   Keith E. Trost
                                   President (principal executive officer)

SEARS ROEBUCK ACCEPTANCE CORP


I, George F. Slook, Vice President, Finance of Sears Roebuck Acceptance Corp., certify that:

1. I have reviewed this annual report on Form 10-K of Sears Roebuck Acceptance Corp.

2. Based on my knowledge, this annual report does not contain any untrue
   statement    of a material fact or omit to state a material fact
   necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
   (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   Date: March 12, 2003

                           By:  /s/  George F. Slook
                                ----------------------
                                George F. Slook
                                Vice President, Finance (principal
                                financial officer)

                       SEARS ROEBUCK ACCEPTANCE CORP.

                       INDEX TO FINANCIAL STATEMENTS




                                                                   PAGE


STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                       6


STATEMENTS OF FINANCIAL POSITION                                    7


STATEMENTS OF SHAREHOLDER'S EQUITY                                  8


STATEMENTS OF CASH FLOWS                                            9


NOTES TO FINANCIAL STATEMENTS                                    10-14


INDEPENDENT AUDITORS' REPORT                                      S-2


























                                           S-1











INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of December 28, 2002 and
December 29, 2001, and the related statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended
December 28, 2002. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of December 28, 2002 and
December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.



/S/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 14, 2003, except for Note 5,
as to which the date is February 24, 2003

















                                        S-2



                   EXHIBIT INDEX


3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
                Exhibit 28(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended October 2, 1999*].

4(a) The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

4(b) Fixed Charge Coverage and Ownership Agreement dated May 15, 1995 between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(e) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(c) Fixed Charge Coverage and Ownership Agreement dated as of September 24, 2002 between Sears Roebuck
                Acceptance Corp. and Sears, Roebuck and Co.
                [Incorporated by reference to Exhibit 4(f) of Registration Statement No. 333-92082].

4(d) Indenture dated as of May 15, 1995 between the Registrant and The Chase Manhattan Bank [Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Registration Statement No. 33-64215].

4(e) Indenture dated as of October 1, 2002 between the Registrant and BNY Midwest Trust Company.[Incorporated by reference to Exhibit4(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002*].

4(f) Extension Agreement dated March 1, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(k) to the Registrant's
                Annual Report on Form 10-K for the year ended
                December 30, 1995*].

4(g) Extension Agreement dated August 22, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

----------------------------------
 *Sec File No. 1-4040



                                          E-1






                EXHIBIT INDEX (cont'd)


4(h) Extension Agreement dated September 18, 1997, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(t) to the Registrant's
                Annual Report on Form 10-K for the year ended
                January 1, 2000*].

4(i) Extension Agreement dated October 23, 1998, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(u) to the Registrant's
	          Annual Report on Form 10-K for the year ended
                January 1, 2000*].

4(j)            Extension Agreement dated July 16, 2002 between
                Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) of Registration
                Statement No. 333-92082].

4(k) Form of Fixed-Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(l) Form of Fixed-Rate Put Option Medium-Term Note Series I [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 4, 1995*].

4(m) Form of 6 3/4% Note [Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated
                June 8, 1995*].

4(n) Form of 6 1/8% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 23, 1996*].

4(o) Form of Fixed-Rate Medium-Term Note Series II [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated March 28, 1996*].

4(p) Form of 6.90% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated
                August 2, 1996*].

4(q) Form of Fixed-Rate Medium-Term Note Series III Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

4(r) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 19, 1996*].

4(s) Form of 7.00% Note [Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated
                May 13, 1997*].
 --------------------
 SEC File No. 1-4040.

                                     E-2





                EXHIBIT INDEX (cont'd)


4(t) Form of Fixed-Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 13, 1997*].

4(u) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 18, 1997*].

4(v) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated September 18, 1997*].

4(w) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                September 18, 1997*].

4(x) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(y) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]

4(z) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(aa) Form of Global 7.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(bb) Form of Global 6.00% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                March 13, 1998*].

4(cc) Form of Global 6.95% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated October 16, 1998*].

4(dd) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(ee) Form of 6.25% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated April 29, 1999*].

4(ff) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 19, 2001*].

4(gg) Form of 6.75% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 8, 2001*].
----------------------
* SEC File No. 1-4040.
                                    E-3


                EXHIBIT INDEX (cont'd)


4(hh) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 5, 2001*].

4(ii) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 18,2002*].

4(jj) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 21,2002*].

4(kk) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 27,2002*].

4(ll) Form of Fixed-Rate Medium-Term Note Series VI [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated November 20, 2002*].

4(mm) Form of Floating Rate Medium-Term Note Series VI [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated November 20, 2002*]

4(nn) Form of Fixed-Rate InterNote [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated December 6, 2002*].

4(oo) Form of 7.40% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 7, 2003*].

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


---------------------
* SEC File No. 1-4040.
                                   E-4




                EXHIBIT INDEX (cont'd)


10(c) $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among the Registrant, the banks financial institutional lenders listed on the signature pages thereof, BANK ONE, NA, as syndication agent, BARCLAYS BANK PLC and BANK OF AMERICA, N.A. as documentation agents, SALOMON SMITH BARNEY INC. and BANC ONE CAPITAL MARKETS, INC., as joint lead arrangers and joint bookrunners, and CITIBANK, N.A., as agent for the Lenders.[Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated February 24, 2003*].

10(d) Credit Agreement Support Letter dated February 24, 2003 between Sears, Roebuck and Co. and the Registrant[Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated February 24, 2003*].

12              Calculation of ratio of earnings to fixed charges.**

23              Consent of Deloitte & Touche LLP.**

24              Power of attorney.**

99(a)           Certification of Chief Executive Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)**

99(b)           Certification of Chief Financial Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)**
























----------------------
*  SEC File No. 1-4040.
** Filed herewith.

                                      E-5