Form 10-Q
period 2003-03-29
SEARS ROEBUCK ACCEPTANCE CORP
filed 2003-05-08
CIK 88255

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549

                 FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     ----    THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED  MARCH  29, 2003

                            OR

     ----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


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

As of April 26, 2003 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.











             SEARS ROEBUCK ACCEPTANCE CORP.

        INDEX TO QUARTERLY REPORT ON FORM 10-Q

            13 WEEKS ENDED MARCH 29, 2003






PART I.  FINANCIAL INFORMATION:                                      PAGE NO.

  Item 1.  Financial Statements

       Statements of Financial Position
       March 29, 2003 (unaudited) and March 30, 2002 (unaudited)
       and December 28, 2002    	                                 1

       Statements of Income and Comprehensive Income (unaudited)
       13 Weeks ended March 29, 2003
	and March 30, 2002                                               2

       Statements of Cash Flows (unaudited)
       13 Weeks ended March 29, 2003
       and March 30, 2002                                                3

       Notes to Financial Statements (unaudited)                        4, 5

       Independent Accountants' Report					  6


  Item 2.   Management's Discussion and Analysis of Operations
                and Financial Condition         		          7

  Item 4.   Disclosure Controls and Procedures				  8




PART II.  OTHER INFORMATION:

  Item 6.   Exhibits and Reports on Form 8-K				   9














                 PART I. FINANCIAL INFORMATION
                 ITEM 1. FINANCIAL STATEMENTS

                 SEARS ROEBUCK ACCEPTANCE CORP.
                STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
                               --------------------
(millions, except share data)  March 29,  March 30,   Dec.28,
                                 2003        2002      2002
                               --------   --------    -------
Assets
Cash and cash equivalents      $  3,413     $  548   $  1,563
Notes of Sears                   13,991     16,343     15,352
Other assets                        172         46        139
                                -------    -------    -------
Total assets                   $ 17,576   $ 16,937   $ 17,054
                                =======    =======    =======

Liabilities
Commercial paper (net of
  unamortized discount of
  $3, $6 and $5)               $  2,951   $  3,319   $  2,869
Medium-term notes (net of
  unamortized discount of
  $4, $6 and $5)                  3,233      2,566      2,118
Discrete underwritten debt(net
  of unamortized discount of
  $57, $32 and $58)               7,793      7,618      8,542
Accrued interest and
  other liabilities                 200        164        160
                                 ------     ------     ------
 Total liabilities               14,177     13,667     13,689
                                 ------     ------     ------
Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35         35         35
Capital in excess of par value    1,150      1,150      1,150
Accumulated other
  comprehensive loss                 (3)                   (3)
Retained earnings                 2,217      2,085      2,183
                                 ------     ------     ------

 Total shareholder's equity       3,399      3,270      3,365
                                 ------     ------     ------
Total liabilities and
  shareholder's equity         $ 17,576   $ 16,937   $ 17,054
                                 ======     ======     ======


See notes to financial statements.
                                    1




                 SEARS ROEBUCK ACCEPTANCE CORP.

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (unaudited)


(millions, except ratios)

                                        13 Weeks Ended
                                     March 29,    March 30,
                                       2003         2002
                                     --------     --------
Revenues
Earnings on notes of Sears           $    251     $    234
Earnings on cash equivalents                7            3
                                      -------      -------
Total revenues                            258          237
                                      -------      -------

Expenses
Interest expense and amortization of
  debt discount/premium                   206          188
Operating expenses                          -            -
                                      -------      -------
Total expenses                            206          188
                                      -------      -------

Income before income taxes                 52           49
Income taxes                               18           17
                                      -------      -------
Net income                           $     34     $     32
                                      =======      =======

Total other comprehensive income(loss)

Losses on cash flow hedge,
  net of tax                                -            -
                                      -------      -------
Total comprehensive income           $     34     $     32
                                      =======      =======
Ratio of earnings to fixed charges       1.25         1.26


See notes to financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                           March 29,  March 30,
                                             2003       2002
                                           ---------  --------
Cash flows from operating activities:
Net income                                 $    34    $    32
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      non-cash items                             5          4
    (Increase)decrease in other assets         (19)        79
    Increase(decrease)in other liabilities      40        (28)
                                             -----      -----
Net cash provided by operating activities       60         87
                                             -----      -----
Cash flows from investing activities:
Decrease(increase) in notes of Sears         1,361       (329)
                                             -----      -----
Net cash provided by(used in)
  investing activities                       1,361       (329)
                                             -----      -----
Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                     82         94
Proceeds from issuance of long-term debt     1,780        611
Payments for redemption of long-term debt   (1,415)      (511)
Issue costs paid to issue debt                 (18)        (3)
                                             -----      -----
Net cash provided by
  financing activities                         429        191
                                             -----      -----
Net increase(decrease)in cash and
  cash equivalents                           1,850        (51)

Cash and cash equivalents at beginning
  of period                                  1,563        599
                                             -----      -----
Cash and cash equivalents at end of period $ 3,413    $   548
                                             =====      =====

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio fluctuated from a low of $1.3 billion to a high of $3.6 billion in the first quarter of 2003. On March 29, 2003, SRAC's committed credit facilities consisted of a $3.5 billion 364-day revolving credit facility expiring February 23, 2004 which includes an option to extend the repayment of borrowings, if any, through February 2005.

3. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)

ISSUANCE
                            2003                     2002
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.    Orig.            Avg.   Orig.
                    Volume  Coupon   Term    Volume  Coupon  Term
                    ---------------------   ---------------------
  First Quarter:
Medium-term notes   $1,530   5.53%    3.5   $   15    4.50%   2.7
Discrete debt       $  250   7.40%   40.0   $  600    6.70%  10.0



GROSS OUTSTANDING
                          3/29/03                  3/30/02
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.  Remain.            Avg.  Remain.
                    Balance Coupon  Term    Balance  Coupon  Term
                    ---------------------   ---------------------
Medium-term notes   $3,237   2.65%    2.8   $2,572    5.97%   1.6
Discrete debt       $7,850   6.82%   15.2   $7,650    6.67%  10.1

MATURITIES


         Medium-term        Discrete
Year        notes             debt            Total
---------------------------------------------------
2003       $  830          $   250          $ 1,080
2004          819               -               819
2005          204              250              454
2006          433              550              983
2007          103               -               103
Thereafter    848            6,800            7,648
---------------------------------------------------
Total      $3,237           $7,850          $11,087
===================================================

   INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of March 29, 2003 and March 30, 2002, and the related statements of income and comprehensive income and cash flows for the 13 week periods then ended. These financial statements are the responsibility of the Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 28, 2002, and the related statements of income and comprehensive income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, except for Note 5, as to which the date is February 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 28, 2002 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 15, 2003
                                  6





SEARS ROEBUCK ACCEPTANCE CORP.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION




Results of Operations

During the first quarter of 2003, Sears Roebuck Acceptance Corp.'s ("SRAC") revenues increased to $258 million from $237 million in the comparable 2002 period. SRAC's income is derived primarily from the earnings on its investment in the notes of Sears, Roebuck and Co. ("Sears") and invested cash. The increase in revenue resulted primarily from a $1 billion increase in average earning asset levels in the first quarter of 2003 versus the 2002 period.

SRAC's interest and related expenses increased to $206 million for the first quarter of 2003 from $188 million for the first quarter of 2002 as a result of higher average long-term interest rates and debt levels. SRAC's cost of long-term funds averaged 6.57% in the first quarter of 2003 from 6.54% for the first quarter of 2002. Average outstanding long-term debt of $11.3 billion in the first quarter of 2003 increased $1.4 billion compared to $9.9 billion in the first quarter of 2002. Increases in interest and related expenses attributed to long term debt activity were partially offset by reductions in average costs and debt levels related to short-term funding. SRAC's cost of short-term funds averaged 1.77% in the first quarter of 2003, a 73 basis point decrease from 2.50% for the first three months of last year. SRAC's short-term borrowings averaged $3.1 billion in the first quarter of 2003, a slight decrease from the 2002 first quarter average of $3.5 billion.

On April 23, 2003, SRAC entered into a new selling agent agreement that provides for the continuous issuance of up to $3 billion of medium-term notes through a program targeted at retail investors. This agreement replaced the December 6, 2002 agreement under which SRAC issued $1.4 billion in notes.

SRAC's net income was $34 million for the first quarter of 2003 and $32 million for the first quarter of 2002. SRAC's ratio of earnings to fixed charges was 1.25 and 1.26, respectively for the first quarter of 2003 and 2002.











Financial Condition

SRAC's investment in Sears notes declined by $1.4 billion to $14.0 billion at the end of the first quarter 2003 from $15.4 billion at year-end 2002. Offsetting this decrease was a $1.8 billion increase in SRAC's cash and cash equivalents. Changes in SRAC's assets were primarily the result of Sears activity in the first quarter of 2003. In this quarter, Sears announced plans to evaluate strategic alternatives for its Credit and Financial Products segment, including the possible sale of all or a portion of the segment. Due to the uncertainty regarding the future of its Credit and Financial Products segment stemming from that evaluation as well as the economic and geopolitical uncertainties, Sears believed it prudent to arrange short-term asset-backed funding capacity in the first quarter of 2003 to ensure liquidity and partially pre-fund 2003 debt maturities. As a result, Sears used acquired funds to pay down a portion of the Sears note resulting in an increase in cash and cash equivalents for SRAC.

SRAC's total debt outstanding rose by $400 million to $13.9 billion in the first quarter of 2003 from $13.5 billion at year-end 2002. SRAC issued
$1.8 billion of term debt in the first quarter of 2003 of which proceeds from this issuance and commercial paper were used to fund SRAC's maturing debt and provide excess cash liquidity.

SRAC ended the 2003 quarter with an equity position of $3.4 billion and a debt-to-equity ratio of 4.2:1 compared to 4.1:1 at year-end 2002.



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


       (b)                 Reports on Form 8-K:

                           Registrant filed current reports on
                           Form 8-K dated February 7, 2003 and
                           February 24, 2003[Items 5 and 7].















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







May 8, 2003




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

 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date: May  8,  2003

By:  /s/ Keith E. Trost
     ------------------
      Keith E. Trost
      President (principal executive officer)

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

 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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




   Date: May  8,  2003

   By:  /s/  George F. Slook
      -----------------------
        George F. Slook
        Vice President, Finance  (principal financial
        officer)


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

4(b)    Form of 7.40% Note [Incorporated by reference to
        Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 7, 2003*].

4(c) Indenture dated as of October 1, 2002 between the Registrant and BNY Midwest Trust Company.[Incorporated by reference to
        Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002*].

4(d)    Form of Fixed-Rate InterNotes [Incorporated by reference to
        Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 23, 2003*].

10(a) $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among the Registrant, the banks financial institutional lenders listed on the signature pages thereof, BANK ONE, NA, as syndication agent, BARCLAYS BANK PLC and BANK OF AMERICA, N.A. as documentation agents, SALOMON SMITH BARNEY INC. and BANC ONE CAPITAL MARKETS, INC., as joint lead arrangers and joint bookrunners, and CITIBANK, N.A., as agent for the Lenders.[Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated February 24, 2003*].

10(b) Credit Agreement Support Letter dated February 24, 2003 between Sears, Roebuck and Co. and the Registrant
        [Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated
        February 24, 2003*].

12      Calculation of ratio of earnings to fixed charges.

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated May 8, 2003, concerning unaudited financial information.

99(a)   Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)

99(b)   Certification of Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C.1350)

-----------------------
 * SEC File No. 1-4040.
                                      13