Form 10-Q
period 2003-06-28
SEARS ROEBUCK ACCEPTANCE CORP
filed 2003-08-06
CIK 88255

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-Q

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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


As of July 26, 2003 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.








             SEARS ROEBUCK ACCEPTANCE CORP.

         INDEX TO QUARTERLY REPORT ON FORM 10-Q

       13 WEEKS AND 26 WEEKS ENDED JUNE 28, 2003






PART I.  FINANCIAL INFORMATION:                                         PAGE NO.

  Item 1.  Financial Statements

       Statements of Financial Position
            June 28, 2003 (unaudited) and June 29, 2002 (unaudited)
            and December 28, 2002    			                   1

       Statements of Income and Comprehensive Income (unaudited)
            13 Weeks and 26 Weeks ended June 28, 2003
	    and June 29, 2002                                               2

       Statements of Cash Flows (unaudited)
            26 Weeks ended June 28, 2003
            and June 29, 2002                                                3

       Notes to Financial Statements (unaudited)			    4, 5

       Independent Accountants' Report					      6

  Item 2.   Management's Discussion and Analysis of Operations                7

  Item 4.   Disclosure Controls and Procedures				      7



PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings                                                  8

  Item 6.   Exhibits and Reports on Form 8-K				       8















                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.
                 STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
                                -------------------
(millions, except share data)   June 28,   June 29,   Dec. 28,
                                   2003       2002	 2002
                                --------   --------   --------
Assets
Cash and cash equivalents      $  2,449     $   579   $  1,563
Notes of Sears                   16,252      17,746     15,352
Other assets                        167          61        139
                                --------   --------   --------
 Total assets                  $ 18,868    $ 18,386   $ 17,054

Liabilities
Commercial paper (net of
  unamortized discount of
  $4, $10 and $5)              $  3,208    $  3,880   $  2,869
Medium-term notes (net of
  unamortized discount of
  $4, $5 and $5)                  4,242       2,500      2,118
Discrete underwritten debt (net
  of unamortized discount of
  $56, $60 and $58)               7,794       8,540      8,542
Accrued interest and
  other liabilities                 191         167        160
                                --------   --------   --------
 Total liabilities               15,435      15,087     13,689
                                --------   --------   --------
Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                 (3)         (3)        (3)
Retained income                   2,251       2,117      2,183
                                --------   --------   --------

 Total shareholder's equity       3,433       3,299      3,365
                                --------   --------   --------
Total liabilities and
 shareholder's equity          $ 18,868    $ 18,386   $ 17,054
                                ========    =======    =======
See notes to financial statements.
                                  1





                 SEARS ROEBUCK ACCEPTANCE CORP.

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          (unaudited)


(millions, except ratios)        13 Weeks Ended     26 Weeks Ended
                               June 28,  June 29,  June 28, June 29,
                                  2003      2002      2003     2002
                               -------   -------   -------  -------
Revenues
Earnings on notes of Sears       $ 248	   $ 240     $ 499    $ 474
Earnings on cash equivalents         9         5        16        8
                                  ----      ----      ----     ----
Total revenues                     257       245       515      482
                                  ----      ----      ----     ----

Expenses
Interest expense and amortization
 of debt discount/premium          204       195       410      383
Operating expenses                   1         1         1        1
                                  ----      ----      ----     ----
Total expenses                     205       196       411      384
                                  ----      ----      ----     ----

Income before income taxes          52        49       104       98
Income taxes                        18        17        36       34
                                  ----      ----      ----     ----
Net income                       $  34     $  32     $  68    $  64
                                  ====      ====      ====     ====
Total other comprehensive income(loss)

Losses on cash flow hedge,
  net of tax                         -        (3)        -       (3)
                                   ----      ----      ----     ----
Total comprehensive income       $  34     $  29     $  68    $  61
                                   ====      ====      ====     ====
Ratios of earnings
 to fixed charges                 1.25      1.25      1.25     1.26


See notes to financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                           June 28,  June 29,
                                              2003      2002
                                            ------   -------
Cash flows from operating activities:
Net income                                 $    68   $    64
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             11         7
   (Increase)decrease in other assets          (15)       80
    Increase(decrease)in other liabilities      31       (25)
                                            ------    ------
Net cash provided by operating activities       95       126
                                            ------    ------
Cash flows from investing activities:
  Increase in notes of Sears                  (900)   (1,732)
                                            ------    ------
Net cash used in
  investing activities                        (900)   (1,732)
                                            ------    ------
Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                    339       655
Proceeds from issuance of long-term debt     3,060     1,832
Payments for redemption of long-term debt   (1,687)     (877)
Issue costs paid to issue debt                 (21)      (24)
                                            ------    ------
Net cash provided by
  financing activities                       1,691     1,586
                                            ------    ------
Net increase (decrease) in cash and
  cash equivalents                             886       (20)
Cash and cash equivalents at beginning
  of period                                  1,563       599
                                            ------    ------
Cash and cash equivalents at end of period $ 2,449   $   579
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

2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $1.7 billion to a high of $3.5 billion in the second quarter of 2003. On June 28, 2003, SRAC's committed credit facilities consisted of a $3.5 billion 364-day revolving credit facility expiring February 23, 2004 which includes an option to extend the repayment of borrowings, if any, through February 2005.

3. Legal Proceedings

On June 16, 2003, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Sears, Roebuck and Co. ("Sears"), certain of its officers, and SRAC, alleging that certain public announcements and SEC filings by Sears and SRAC concerning Sears credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934,
Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, and seeking damages. The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between June 21, 2002 and October 17, 2002. SRAC believes that these claims lack merit and is defending against them vigorously.

The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC.

4. Subsequent Event

On August 1, 2003, SRAC announced that it has elected to call for redemption the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. The redemption date is September 1, 2003.


5. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)

ISSUANCE
                            2003                     2002
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.    Orig.            Avg.   Orig.
                    Volume  Coupon   Term    Volume  Coupon  Term
                    ---------------------   ---------------------
  13 Weeks Ended:
Medium-term notes   $1,280   3.57%    2.4   $    -        %     -
Discrete debt       $    -      -%      -   $1,250    7.19%  32.0

  26 Weeks Ended:
Medium-term notes   $2,810   4.64%    3.0   $   15    4.50%   2.6
Discrete debt       $  250   7.40%   40.0   $1,850    7.03%  24.9


GROSS OUTSTANDING
                          6/28/03                  6/29/02
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.  Remain.            Avg.  Remain.
                    Balance Coupon  Term    Balance  Coupon  Term
                    ---------------------   ---------------------
Medium-term notes   $4,246   2.65%    2.6   $2,505    5.91%   1.4
Discrete debt       $7,850   6.82%   14.9   $8,600    6.97%  13.5

MATURITIES

         Medium-term        Discrete
Year        notes             debt            Total
---------------------------------------------------
2003       $  559          $   250          $   809
2004        1,702               -             1,702
2005          204              250              454
2006          503              550            1,053
2007          103               -               103
Thereafter  1,175            6,800*           7,975
---------------------------------------------------
Total      $4,246           $7,850          $12,096
===================================================
*On August 1, 2003, SRAC announced that it has
 elected to call for redemption the entire
 outstanding principal amount of its $250 million 7%
 notes due March 1, 2038. The redemption date is
 September 1, 2003.
---------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of June 28, 2003 and June 29, 2002, and the related statements of income and comprehensive income for the 13 week and 26 week periods then ended and cash flows for the 26 week periods then ended. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of December 28, 2002 and the related statements of income and comprehensive income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, except for
Note 5, as to which the date is February 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of December 28, 2002 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 6, 2003

                      SEARS ROEBUCK ACCEPTANCE CORP.


ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

During the second quarter of 2003, SRAC revenues increased to $257 million from $245 million in the comparable 2002 period. For the first six months of 2003, SRAC's revenues increased to $515 million from $482 million for the comparable 2002 period. The increase in revenue resulted from a $1 billion increase in average earning asset levels in the second quarter and first half of 2003 versus the 2002 periods.

SRAC's interest and related expenses increased 5% to $204 million from $195 million and 7% to $410 million from $383 million for the second quarter and first half of 2003, respectively, as compared to the comparable 2002 periods. Interest and related expenses increased during the second quarter and first half of 2003 due to increases in average long-term debt levels. SRAC's average long-term debt increased to $11.6 billion and $11.4 billion in the second quarter and first six months of 2003, respectively, compared with $10.4 billion and $10.1 million for the same periods in 2002. Increases in interest and related expenses attributed to long-term debt levels were partially offset by reductions in average short-term debt levels and overall cost of funds. SRAC's short-term borrowings averaged $3.2 billion for both the second quarter and first half of 2003, compared to $3.7 billion and $3.6 billion for the respective 2002 periods. SRAC's cost of short-term funds averaged 1.60% in the second quarter and 1.68% in the first six months of 2003 compared to 2.18% and 2.34% for the same periods in 2002. SRAC's cost of long-term funds averaged 6.40% and 6.48% in the second quarter and first six months of 2003 compared to 6.54% for both periods in 2002.

SRAC's net income of $34 million and $68 million for the second quarter and first half of 2003, respectively, increased from the comparable 2002 period amounts of $32 million and $64 million.

SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 2003 was 1.25, compared to 1.25 and 1.26 for the comparable 2002 periods.

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



                    SEARS ROEBUCK ACCEPTANCE CORP.



PART II.  OTHER INFORMATION




     Item 1.  Legal Proceedings

              On June 16, 2003, a lawsuit was filed in the United
              States District Court for the Northern District of Illinois against Sears, Roebuck and Co. ("Sears"), certain of its officers, and SRAC, alleging that certain public announcements and SEC filings by Sears and SRAC concerning Sears credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, and seeking damages. The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between June 21, 2002 and October 17, 2002. SRAC believes that these claims lack merit and is defending against them vigorously.

              The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC.


     Item 6.  Exhibits and Reports on Form 8-K


           (a)   The exhibits listed in the "Exhibit
                 Index" are filed as part of this
                 report.


           (b)   Reports on Form 8-K:

                 Registrant filed Current Reports on
                 Form 8-K dated April 23, 2003 and
                 May 14, 2003 [Items 5 and 7].







                SEARS ROEBUCK ACCEPTANCE CORP.





        SIGNATURE

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                             ------------------------
                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (principal financial
                              officer and authorized
                              officer of Registrant)







August 6, 2003


              SEARS ROEBUCK ACCEPTANCE CORP.


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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August  6,  2003

By:  /s/ Keith E. Trost
   --------------------
   Keith E. Trost
   President (principal executive officer)


            SEARS ROEBUCK ACCEPTANCE CORP.



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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: August 6,  2003


By:  /s/  George F. Slook
     --------------------
        George F. Slook
        Vice President, Finance
        (principal financial officer)


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

4(b) Fixed Charge Coverage and Ownership Agreement dated as of September 24, 2002 between Sears Roebuck
        Acceptance Corp. and Sears, Roebuck and Co.
        [Incorporated by reference to Exhibit 4(f) of Registration Statement No. 333-92082].

4(c) Indenture dated as of October 1, 2002 between the Registrant and BNY Midwest Trust Company.
        [Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002*].

4(d) Form of Fixed-Rate InterNotes [Incorporated by reference to Exhibit 4 to the Registrant's
        Current Report on Form 8-K dated April 23, 2003*].

4(e)    Form of Fixed-Rate Medium-Term Notes Series VII
        [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
        May 14, 2003*].

4(f)    Form of Floating Rate Medium-Term Notes Series VII
        [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated
        May 14, 2003*].

12      Calculation of ratio of earnings to fixed charges.**

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated August 6, 2003, concerning unaudited financial information.**

32(a)   Certification of Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of
        2002(18 U.S.C.1350)**

32(b)   Certification of Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of
        2002(18 U.S.C.1350)**

  -----------------------
 *   SEC File No. 1-4040.
**   Filed herewith.



