Form 10-Q
period 2003-09-27
SEARS ROEBUCK ACCEPTANCE CORP
filed 2003-11-05
CIK 88255

---------------------------------------------------

                  UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                  FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

                     OR

--    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


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

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.
Yes  X   No__

Indicate by check mark whether Registrant is an accelerated filer (as
defined in Exchange Act (Rule 12b-2). Yes [   ]  No [ X ]

As of October 25, 2003 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.


-----------------------------------------------------------------





SEARS ROEBUCK ACCEPTANCE CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 27, 2003






PART I.  FINANCIAL INFORMATION:                                       PAGE NO.

  Item 1.  Financial Statements

       Statements of Financial Position
       September 27, 2003 (unaudited) and September 28, 2002 (unaudited)
       and December 28, 2002    			                 1


       Statements of Income and Comprehensive Income (unaudited)
       13 Weeks and 39 Weeks ended September 27, 2003
       and  September 28, 2002                                           2


       Statements of Cash Flows (unaudited)
       39 Weeks ended September 27, 2003
       and  September 28, 2002                                           3

       Notes to Financial Statements (unaudited)			4-6

       Independent Accountants' Report         	                         7

  Item 2.   Management's Discussion and Analysis of Operations           8


  Item 4.  Controls and Procedures			                 8



PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings                                            9

  Item 6.   Exhibits and Reports on Form 8-K			         9












                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.
                 STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
                                -----------------
(millions, except share data)   Sept.27,   Sept.28,   Dec. 28,
                                   2003       2002	  2002
Assets                          -------     ------    --------
Cash and cash equivalents      $  1,126     $   377   $  1,563
Notes of Sears                   17,227      17,883     15,352
Other assets                        149         142        139
                                -------    --------   --------
 Total assets                  $ 18,502    $ 18,402   $ 17,054
                               ========    ========   ========
Liabilities
Commercial paper (net of
  unamortized discount of
  $3, $6 and $5)               $  3,312    $  4,008   $  2,869
Medium-term notes (net of
  unamortized discount of
  $3, $5 and $5)                  4,248       2,336      2,118
Discrete underwritten debt (net
  of unamortized discount of
  $55, $59 and $58)               7,295       8,541      8,542
Accrued interest and
  other liabilities                 179         184        160
                                 -------    -------    --------
 Total liabilities               15,034      15,069     13,689
                                 -------    -------    --------
Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                 (3)         (3)        (3)
Retained income                   2,286       2,151      2,183
                                -------    -------    --------

 Total shareholder's equity      3,468       3,333       3,365
                                -------    -------    --------
Total liabilities and
 shareholder's equity          $ 18,502    $ 18,402   $ 17,054
                               ========    ========   ========
See notes to financial statements.
                                  1





                 SEARS ROEBUCK ACCEPTANCE CORP.

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          (unaudited)


(millions, except ratios)        13 Weeks Ended     39 Weeks Ended
                                Sept.27,  Sept.28,  Sept.27, Sept.28,
                                  2003      2002      2003     2002
                                 ------   ------    ------   -------
Revenues
Earnings on notes of Sears       $ 257	   $ 255     $ 756    $ 729
Earnings on cash equivalents         5         2        21       10
                                 -----     -----      ----     ----
Total revenues                     262       257       777      739
                                 -----     -----      ----     ----

Expenses
Interest expense and amortization
 of debt discount/premium          201       205       611      588
Loss on debt extinguishment          7         -         7        -
Operating expenses                   -         -         1        1
                                 -----     -----      ----     ----
Total expenses                     208       205       619      589
                                 -----     -----      ----     ----

Income before income taxes          54        52       158      150
Income taxes                        19        18        55       52
                                 -----     -----      ----     ----
Net income                       $  35     $  34     $ 103    $  98
                                 -----     -----     -----    -----
Total other comprehensive income(loss)

Losses on cash flow hedge,
  net of tax                         -         -         -       (3)
                                 -----     -----      ----     ----
Total comprehensive income       $  35     $  34     $ 103    $  95
                                 =====     =====     =====    =====

Ratios of earnings
 to fixed charges                 1.26      1.25      1.26     1.26


See notes to financial statements.

                   SEARS ROEBUCK ACCEPTANCE CORP.

                      STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                           Sept.27,  Sept.28,
                                              2003      2002
                                          --------   -------
Cash flows from operating activities:
Net income                                 $   103   $    98
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                             16        10
    Loss on debt extinguishment                  7         -
    Increase in other assets                    (8)       (2)
    Increase(decrease)in other liabilities      19        (8)
                                             -----     -----
Net cash provided by operating activities      138        98
                                             -----     -----
Cash flows from investing activities:
  Increase in notes of Sears                (1,875)   (1,869)
                                             -----     -----
Net cash used in
  investing activities                      (1,875)   (1,869)
                                             -----     -----
Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                    443       783
Proceeds from issuance of long-term debt     3,195     1,832
Payments for redemption of long-term debt   (2,316)   (1,042)
Issue costs paid to issue debt                 (21)      (24)
                                             -----     -----
Net cash provided by
  financing activities                       1,301     1,549
                                             -----     -----
Net decrease in cash and
  cash equivalents                            (437)     (222)
Cash and cash equivalents at beginning
  of period                                  1,563       599
                                             -----     -----
Cash and cash equivalents at end of period $ 1,126   $   377
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

2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio,which consists of cash and cash equivalents, fluctuated from a low of $1.1 billion to a high of $2.4 billion in the third quarter of 2003. On September 27, 2003, SRAC's committed credit facilities consisted of a $3.5 billion unsecured 364-day revolving credit facility expiring February 23, 2004 which includes an option to extend the repayment of borrowings, if any, through February 2005. Effective November 3, 2003,
SRAC amended the facility extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. The amendment also provides for the commitment amount under this facility to be reduced to $2.5 billion
30 days following the sale of Sears' Credit and Financial Products business.


As of September 27, 2003, there have been no outstanding borrowings related to this credit facility.

3. Legal Proceedings

On June 16, 2003, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Sears, certain of its officers, and SRAC, alleging that certain public announcements and SEC filings by Sears and SRAC concerning Sears credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, and seeking damages. An amended complaint was filed on October 16, 2003, naming additional individuals and certain investment banks as defendants. The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between October 24, 2001 and October 17, 2002, whether by prospectus or otherwise. SRAC believes that these claims lack merit and is defending against them vigorously.

The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account insurance, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC.


4. Subsequent Events

On October 17, 2003, SRAC commenced cash tender offers to purchase any and all of its unsecured public term debt securities maturing after 2003, which includes 174 series of securities with an aggregate principal amount of approximately $10.7 billion. The offers are expected to expire on November 14, 2003, unless previously terminated or extended. If all of the $10.7 billion of debt is retired through the cash tender offers, the Company expects to realize a $695 million after-tax loss on the extinguishment of that debt in the fourth quarter of 2003. This loss will consist of the expected premium paid to retire the debt and the writeoff of unamortized debt issuance costs.

On November 3, 2003, Sears completed the sale of its domestic Credit and Financial Products business to Citicorp. The sale generated total proceeds of $32 billion, consisting of the assumption of $10 billion of securitized debt by Citicorp and cash proceeds received by Sears of $22 billion. Proceeds from Sears' sale of the Credit and Financial Products business are intended to be earmarked primarily to retire debt that supported the domestic credit card receivables, return cash to Sears shareholders; and for general corporate purposes. Sears may use acquired funds from the sale of its Credit business to redeem a portion of its Sears Note to fund the repayment of SRAC's tendered debt.

As a result of Sears' sale of its Credit and Financial Products business, on November 3, 2003, Sears executed guarantees pursuant to which it has agreed to guarantee (1) SRAC's debt securities issued or to be issued under the indenture dated as of May 15, 1995 between SRAC and JPMorgan Chase Bank, as trustee, and the indenture dated as of October 1, 2002 between SRAC and BNY Midwest Trust Company, as trustee; and (2) SRAC's commercial paper notes issued or to be issued under its commercial paper program.

5. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)

ISSUANCE
                            2003                     2002
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.    Orig.            Avg.   Orig.
                    Volume  Coupon   Term    Volume  Coupon  Term
                    ---------------------   ---------------------
  13 Weeks Ended:
Medium-term notes   $  135   1.89%    5.0   $    -       -%     -
Discrete debt       $    -      -%      -   $    -       -%     -

  39 Weeks Ended:
Medium-term notes   $2,945   4.51%    3.1   $   15    4.50%   2.6
Discrete debt       $  250   7.40%   40.0   $1,850    7.03%  24.9

GROSS OUTSTANDING
                          9/27/03                  9/28/02
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.  Remain.            Avg.  Remain.
                    Balance Coupon  Term    Balance  Coupon  Term
                    ---------------------   ---------------------
Medium-term notes   $4,251   4.80%    2.8   $2,341    5.88%   1.3
Discrete debt       $7,350   6.81%   13.3   $8,600    6.97%  13.2



MATURITIES

         Medium-term        Discrete
Year        notes             debt            Total
---------------------------------------------------
2003       $  429          $   250*         $   679
2004        1,702               -             1,702
2005          204              250              454
2006          507              550            1,057
2007          104               -               104
Thereafter  1,305            6,300            7,605
---------------------------------------------------
Total      $4,251           $7,350          $11,601
===================================================
*On September 23, 2003, SRAC announced that it
 elected to call for redemption the entire
 $250 million outstanding principal  amount of
 its 6.95% notes due March 23, 2038.  The redemption
 date was October 23, 2003.
---------------------------------------------------


On September 1, 2003, SRAC redeemed the entire $250 million outstanding principal amount of its 7% notes due March 1, 2038, which resulted in a loss on debt extinguishment of $7 million. On October 23, 2003, SRAC also redeemed the entire $250 million outstanding principal amount of its 6.95% notes due October 23, 2038, which resulted in a loss on debt extinguishment of $7 million.

On October 17, 2003, SRAC commenced cash tender offers to purchase any and all of its unsecured public term debt securities maturing after 2003, which includes 174 series of securities with an aggregate principal amount of approximately $10.7 billion.
The offers are expected to expire on November 14, 2003, unless previously terminated or extended.(see Note 4)

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of September 27, 2003 and September 28, 2002, and the related statements of income and comprehensive income for the 13 week and 39 week periods then ended and cash flows for the 39 week periods then ended. These interim financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 4, 2003

                      SEARS ROEBUCK ACCEPTANCE CORP.


ITEM 2.  ANALYSIS OF RESULTS OF OPERATIONS

During the third quarter of 2003, SRAC revenues increased to $262 million from $257 million in the comparable 2002 period. For the 39 week period ended September 27, 2003, SRAC's revenues increased to $777 million from $739 million for the comparable 2002 period. The increase in revenues resulted from increases in average earning asset levels of $300 million and $800 million in the 13 and 39 week periods of 2003 versus the 2002 periods.

SRAC's interest and related expenses, including losses associated with the early extinguishment of debt, increased 1% to $208 million from $205 million and 5% to $618 million from $588 million for the 13 and 39 week periods of 2003, respectively, as compared to the comparable 2002 periods. Interest and related expenses increased during the 13 and 39 week period of 2003 due to a loss on the early extinguishment of debt related to the writeoff of unamortized issue expense of $7 million and increases in average long-term debt levels. The loss on debt extinguishment related to a $250 million 7% note due March 1, 2038 and redeemed September 1, 2003. SRAC's average long-term debt increased to $11.9 billion and $11.6 billion in the 13 and 39 weeks of 2003, compared with $11.0 billion and $10.4 million for the same periods in 2002. Increases in interest and related expenses attributed to long-term debt levels were partially offset by reductions in average short-term debt levels and overall cost of funds. SRAC's short-term borrowings averaged $3.4 billion in the third quarter and $3.2 billion in the 39 week period of 2003, compared to $4.1 billion and $3.8 billion for the respective 2002 periods.
SRAC's cost of short-term funds averaged 1.35% in the third quarter and 1.57% in the first nine months of 2003 compared to 2.13% and 2.27%
for the same periods in 2002. SRAC's cost of long-term funds averaged 6.14% and 6.36% in the 13 and 39 weeks of 2003 compared to 6.53% and 6.54% for the comparable 2002 periods.

SRAC's net income of $35 million and $103 million for the 13 and 39 weeks of 2003, respectively, increased from the comparable 2002 period amounts of $34 million and $98 million.


SRAC's ratio of earnings to fixed charges for both the 13 and 39 weeks of 2003 was 1.26, compared to 1.25 and 1.26 for the comparable 2002 periods.

Item 4. CONTROLS AND PROCEDURES

The Company's management, including Keith E. Trost, President
(principal executive officer) and George F. Slook, Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures,"as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange
Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, at the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

          SEARS ROEBUCK ACCEPTANCE CORP.

PART II.  OTHER INFORMATION




     Item 1.  Legal Proceedings

              On June 16, 2003, a lawsuit was filed in the United States District Court for the Northern District of Illinois against Sears, Roebuck and Co. ("Sears"), certain of its officers, and SRAC, alleging that certain public announcements and SEC filings by Sears and SRAC concerning Sears credit card business violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act of 1933, and seeking damages. An amended complaint was filed on October 16, 2003, naming additional individuals and certain investment banks as defendants. The plaintiffs purport to represent a class of noteholders who purchased certain notes issued by SRAC between October 24, 2001 and October 17, 2002, whether by prospectus or otherwise. SRAC believes that these claims lack merit and is defending against them vigorously.

              The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account insurance, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC.



     Item 6.  Exhibits and Reports on Form 8-K


         (a)   The exhibits listed in the "Exhibit
                 Index" are filed as part of this
                 report.


         (b) Reports on Form 8-K:

             There were no current reports on Form 8-K filed by SRAC during the quarter for which this report is filed.

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







November 5, 2003

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

4(d)    Form of Fixed-Rate InterNotes [Incorporated by reference to
        Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 23, 2003*].

4(e) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and BNY Midwest
        Trust Company.**

4(f) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and JPMorgan Chase Bank (successor to The Chase Manhatten Bank, N.A.).**

4(g)	Guarantee executed by Sears, Roebuck and Co. under the
        Indenture, dated as of May 15, 1995, between Registrant and JPMorgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental
        Indenture, dated as of November 3, 2003**

4(h)	Guarantee executed by Sears, Roebuck and Co. under the Indenture, dated as of October 1, 2002, between Registrant and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003**

10 Acknowledgement and Extension Agreement, dated as of August 19, 2003, among Sears, Roebuck and Co. ("Sears"), Registrant, and Certain Lenders that are parties to the 364-Day Credit Agreement dated as of February 24, 2003 [Incorporated by reference to Exhibit 10(c) to Sears'Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 (SEC File No 1-416)].

12      Calculation of ratio of earnings to fixed charges.**

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated November 4, 2003, concerning unaudited financial information.**

31(a)   Certification of Principal Executive Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**

31(b)   Certification of Principal Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002**

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by
        Section 906 of the Sarbanes-Oxley Act of 2002**
-----------------------
*  SEC File No. 1-4040.
** Filed herewith.
                                               11