Form 10-K
period 2004-01-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 2004-03-10
CIK 88255

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
          ---------------
             FORM 10-K

_X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004
OR
___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code:  302/434-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
--------------------                 -----------------------------------------
6.75% Notes due September 15, 2005   New York Stock Exchange
7.00% Notes due July 15, 2042        New York Stock Exchange
7.40% Notes due February 1, 2043     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No  .

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether Registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2). Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of Registrant's most recently completed second fiscal quarter: $0.00.

As of February 29, 2004, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

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

           SRAC's income is derived primarily from the earnings on its investment in the notes of Sears. Under a letter agreement between SRAC and Sears, the interest rate on Sears notes is calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25. The yield on the investment in Sears notes is related to SRAC's borrowing costs and, as a result, SRAC's earnings fluctuate in response to movements in interest rates and changes in Sears borrowing requirements.

   	As of February 29, 2004, SRAC's commercial paper ratings were F-2 from Fitch Ratings("Fitch"), P-2 from Moody's Investors Service,("Moody's"), and A-2 from Standard & Poor's Ratings Services ("S&P") and its long-term debt ratings were BBB+ from Fitch, Baa1 from Moody's, and BBB from S&P.

           SRAC provides liquidity support for its outstanding commercial paper through its investment portfolio and committed credit facilities. As of January 3, 2004, SRAC commercial paper was supported by a $1.3 billion investment portfolio, which consists of cash and cash equivalents and a $2.5 billion unsecured 364-day revolving credit facility expiring May 2004. This facility includes the option to extend the repayment of borrowings, if any, through November 2004.

           SRAC and Sears have entered into agreements for the benefit of certain debt holders and lenders of SRAC under which Sears, for so long as required by the applicable documents, will continue to own all of the outstanding voting stock of SRAC and will pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain an earnings to fixed charges ratio of not less than 1.10 (1.15 in the case of the agreement for the benefit of the credit facility lenders). In addition, Sears has guaranteed: (1) SRAC's debt securities issued or to be issued under the indenture dated as of May 15, 1995 between SRAC and JP Morgan Chase Bank, as trustee and the indenture dated as of October 1, 2002 between SRAC and BNY Midwest Trust Company, as trustee;
(2) SRAC's commercial paper notes issued or to be issued under its commercial paper program; and (3) SRAC's $2.5 billion 364-day facility dated as of February 24, 2003 and expiring May 2004.

           As of February 29, 2004 SRAC had ten employees.

           SRAC's Web site address is www.sracweb.com. SRAC makes available through its Web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.    Properties.

           SRAC leases 4,065 square feet of office space located in Greenville, Delaware.

Item 3.    Legal Proceedings.

           On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain of its officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002.

           An amended complaint has been filed, naming as additional defendants certain former Sears officers, SRAC and certain of its officers and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning Sears' credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

           The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account applicable third party insurance coverage, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC. No amounts have been accrued for this matter in the financial statements.


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

 Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

           Overview

           SRAC raises funds through the issuance of debt and uses the proceeds to meet the funding requirements of Sears. As a result of Sears' sale of its credit business in 2003, Sears used certain proceeds of the sale to pay down its note with SRAC. Additional cash was used by SRAC for the early retirement of debt, resulting in reduced asset and debt levels in 2003. Fixed charges rose in 2003 from losses on early retirement of debt, driving earnings higher in order to maintain an earnings to fixed charges ratio of at least 1.25.

        Financial Condition

          SRAC's investment in Sears notes decreased to $7.7 billion at year-end 2003 from $15.4 billion at year-end 2002, as Sears paid down a significant amount of the noteswith a portion of the proceeds from the sale by Sears of its domestic Credit and Financial Products business to Citicorp on November 3, 2003. Sears has allocated additional funds to further reduce its note with SRAC as SRAC redeems its outstanding public debt. In November 2003, SRAC concluded a cash tender offer to purchase any and all of its public term debt securities maturing after 2003, resulting in the retirement of $6.2 billion of its outstanding term debt. SRAC's short-term borrowings at the end of 2003 were $774 million, a $2.1 billion decrease from the prior year. SRAC's term debt on January 3, 2004 was $4.5 billion compared to $10.7 billion at year-end 2002. SRAC plans to repay $1.8 billion of its outstanding term debt in 2004 either at maturity or through optional early retirement.

         In connection with the sale of Sears' Credit and Financial Products business, Sears was required to issue a guarantee of SRAC's outstanding public debt in order to maintain SRAC's exemption from being deemed an "investment company" under the Investment Company Act of 1940, as amended. These guarantees are continuous, have no recourse provisions and require Sears to repay all SRAC's outstanding debt including interest, principal, and borrowings, if any, under the credit facility, in the event SRAC defaults on its obligations.

         SRAC ended 2003 with an equity position of $3.6 billion and a debt-to-equity ratio of 1.5:1 compared to 4.1:1 at the end of 2002.


         Results of Operations

          SRAC's total revenues of $1,876 million for 2003 increased from $984 million in 2002 and from $1,089 million in 2001. The rise in 2003 revenue resulted primarily from an increase in the interest rate applied to the Sears Note in the latter part of the year to provide adequate fixed charge coverage for the pretax loss of $746 million related to debt retirement activities. The loss consisted of premiums paid for early debt retirement and the write-off of unamortized debt discount and issue costs. Consequently, average rates on earning assets rose to 11.01% in 2003 compared to 5.59% in 2002 resulting in increased revenues.

         In 2002, the revenue decrease resulted primarily from a 78 basis point decrease in the average rates on earning assets from 2001 to 2002.

          SRAC's interest and related expenses were $746 million, $782 million and $866 million in 2003, 2002, and 2001, respectively. Reductions in interest and related expenses resulted from lower average rates and lower average short-term debt levels. SRAC's average cost of short-term funds decreased 69 basis points from 2.21% in 2002 to 1.52%. SRAC's average cost of term debt decreased to 6.24% in 2003 from 6.53% in 2002. Average daily outstanding short-term debt of $3.0 billion in 2003 decreased nearly $700 million from the $3.7 billion average level in 2002. Average daily outstanding term debt was $10.6 billion and $10.5 billion for 2003 and 2002. During 2002, SRAC's total debt portfolio experienced a $400 million increase from 2001 average debt levels offset by a 75 basis point decrease in average cost. This resulted in decreases in interest and related expenses throughout 2002.

          Effective November 3, 2003, SRAC amended its $3.5 billion unsecured, 364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004. SRAC also agreed to reduce the commitment amounts under the facility to $2.5 billion on December 3, 2003. This facility provides liquidity support for SRAC's commercial paper program. At year-end 2003, no borrowings were outstanding under this committed facility.

          SRAC is beginning the renewal process of its domestic credit facility and is targeting a new facility in the range of $1.0 billion to $2.0 billion.

          SRAC's net income was $248 million in 2003, $130 million in 2002 and $144 million in 2001.

         The financial information appearing in this annual report on Form 10-K is presented in historical dollars, which do not reflect the decline in purchasing power that results
from inflation.   As is the case for most financial companies,
 substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC'sinvestment in Sears notes are set to provide fixed charge coverage of at least 1.25 times, thereby mitigating the effects of inflation-based interest rate increases to SRAC.




 Item 7A. Market Risk

         The primary market risk exposure faced by SRAC is interest rate risk and arises from SRAC's debt obligations. SRAC's policy is to manage interest rate risk through the strategic use of fixed and variable rate debt. All debt securities are considered non-trading. At year-end 2003 and 2002, 41% and 24%, respectively, of the funding portfolio was variable rate. Based on SRAC's variable rate funding portfolio at year-end 2003 and 2002, which totaled $2.2 billion and $3.3 billion, respectively, an immediate 100 basis point change in interest rates would have affected pre-tax funding costs by approximately $22 million and $33 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period. As a result of Sears sale of its Credit and Financial Products business to Citicorp on November 3, 2003, Sears funding requirements have declined such that it is unlikely that SRAC's current maturities of term debt will be refinanced and are therefore not considered variable rate in the calculation above. Prior to Sears sale of its Credit business, it was assumed that these current maturities of fixed rate term debt would be refinanced and were considered variable rate due to the refunding risk upon refinancing. Under the methodology used prior to the sale, at year-end 2002, interest rate exposure totaled $55 million for a 100 basis point change in interest rates. The effect on SRAC's net earnings is mitigated by the fixed charge coverage agreement with Sears.

Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(millions, except ratio of earnings to fixed charges)



                                       2003         2002        2001
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $1,848       $  971      $1,075
Earnings on cash equivalents             28           13          14
                                      -----        -----       -----
Total revenues                        1,876          984       1,089


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 746          782         866
Loss on early retirement of debt        746            -           -
Operating expenses                        2            2           2
                                      -----        -----       -----
Total expenses                        1,494          784         868
                                      -----        -----       -----

Income before income taxes              382          200         221
Income taxes                            134           70          77
                                      -----        -----       -----
Net income                           $  248       $  130      $  144
                                      -----        -----       -----

  Total other comprehensive income(loss)
  -------------------------------------
Reclassification adjustment included
in loss on early retirement of debt,
  net of tax                              3           (3)          -
                                      -----        -----       -----
Total comprehensive income           $  251       $  127      $  144
                                      =====        =====       =====


Ratio of earnings to fixed charges     1.26         1.26        1.26

See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 2003        2002
                                           -------     -------
Assets
------
Cash and cash equivalents                  $ 1,286     $ 1,563
Notes of Sears                               7,743      15,352
Other assets                                    28         139
                                         ---------   ---------
  Total assets                             $ 9,057     $17,054
                                         =========   =========
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $1 and $5)                   $   774     $ 2,869
Medium-term notes (net of unamortized
  discount of $3 and $5)                     2,701       2,118
Discrete underwritten debt (net of
  unamortized discount of $8 and $58)        1,838       8,542
Accrued interest and other liabilities         128         160
                                         ---------   ---------
   Total liabilities                         5,441      13,689
                                         ---------   ---------

Commitments and contingent liabilities

Shareholder's Equity
--------------------
Common share, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
      	Accumulated other
  comprehensive loss                             -         (3)
Retained earnings                            2,431      2,183
                                         ---------   --------
  Total shareholder's equity                 3,616      3,365
                                         ---------   --------
  Total liabilities and
    shareholder's equity                    $9,057    $17,054
                                         =========   ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF SHAREHOLDER'S EQUITY



(millions)                                     2003        2002        2001
                                            --------    --------    --------
Common share                                  $   35      $   35      $   35
                                            --------    --------    --------
Capital in excess of par value                $1,150      $1,150      $1,150
                                            --------    --------    --------

Accumulated other comprehensive loss,
  net of tax:
Beginning of year                            $   (3)     $    -      $    -
Cash flow hedge loss                              -          (3)          -
Reclassification adjustment included
  in loss on early retirement of debt,
  net of tax                                      3           -           -
                                           --------    --------    --------
End of year                                  $    -     $    (3)     $    -
                                           --------    --------    --------
Retained earnings:
Beginning of year                            $2,183      $2,053      $1,909
Net income                                      248         130         144
                                           --------    --------    --------
End of year                                  $2,431      $2,183      $2,053
                                           --------    --------    --------
Total shareholder's equity                   $3,616      $3,365      $3,238
                                           ========    ========    ========


See notes to financial statements.

SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                    2003     2002      2001
                                           -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                  $  248   $  130    $  144
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation, amortization and
   other noncash items                          23       14        13
 Loss on early retirement of debt              746        -         -
 Decrease (increase) in other assets            59        2       (80)
(Decrease) increase in other liabilities       (38)     (32)       41
                                           -------- --------  --------
Net cash provided by
  operating activities                       1,038      114       118

Cash Flows From Investing Activities
------------------------------------
Decrease in notes of Sears                   7,609      662       865
                                           -------- --------  --------
Net cash provided by
  investing activities                       7,609      662       865

Cash Flows From Financing Activities
------------------------------------
Decrease in commercial paper,
  primarily 90 days or less                 (2,095)    (356)     (709)
Proceeds from issuance of long-term debt     3,845    2,129     2,009
Payments for redemption of long-term debt  (10,653)  (1,558)   (2,117)
Issue cost paid to issue debt                  (21)     (27)       (9)
                                           -------- --------  --------
Net cash (used in) provided by
  financing activities                      (8,924)     188      (826)
                                           -------- --------  --------
Net (decrease) increase
  in cash and cash equivalents                (277)     964       157
Cash and cash equivalents, beginning of year 1,563      599       442
                                           -------- --------  --------
Cash and cash equivalents, end of year      $1,286  $ 1,563    $  599
                                           ======== ========  ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                               $823     $791      $842
  Loss on early retirement of debt             635        -         -
  Income taxes                                  75       87        61

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

Under a letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25. Sears also has executed guarantees to support all public indebtedness of SRAC. These guarantees cover outstanding commercial paper, term debt and borrowings under the credit facility.

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. Such investments may include, but are not limited to, commercial paper, United States federal, state and municipal government securities, floating rate notes, repurchase agreements using the previously mentioned securities as collateral, and money market funds.

The results of operations of SRAC are included in the consolidated federal income tax return of Sears. Tax liabilities and benefits are allocated as generated by SRAC, regardless of whether such benefits would be currently available on a separate return basis.

SRAC's fiscal year ends on the Saturday nearest December 31. Fiscal year-ends were January 3, 2004(53 weeks), December 28, 2002(52 weeks), and December 29, 2001(52 weeks).

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements ending after December 15, 2002. SRAC has adopted FIN 45 and provided disclosures regarding its guarantees in Note 7 of the Notes to Financial Statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracted and for hedging activities under SFAS 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on SRAC's financial position or results of operations in 2003.

2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $134 million, $70 million and $77 million for the fiscal years 2003, 2002 and 2001, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. Deferred taxes are not material.

 3. COMMERCIAL PAPER

SRAC obtains funds through the direct placement of commercial paper issued in maturities of one to 270 days. Selected details of SRAC's borrowings are shown below. Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.

(millions)                                           2003        2002
                                                  --------    --------
Commercial paper outstanding                       $  775      $2,874
 Less: Unamortized discount                             1           5
                                                  --------    --------
Commercial paper outstanding (net)                 $  774      $2,869
                                                  --------    --------

Average and Maximum Balances (net)        2003                2002
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $3,007     $3,498   $3,721     $4,135
                                  ------------------- -------------------

Weighted Average Interest Rates           2003                 2002
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------
Commercial paper                    1.52%       1.18%   2.21%       2.05%
                                  ------------------- -------------------

4. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)

ISSUANCES                           Avg.                          Avg.
                    2003    Avg.   Orig.       2002      Avg.    Orig.
                   Volume  Coupon  Term       Volume    Coupon   Term
                   ------  ------  ----       ------    ------   ----
  Fourth Quarter:
Medium-term notes  $  650   1.66%   5.0       $  298     6.80%    6.6
Discrete debt      $    -      -      -       $    -        -       -

  Year:
Medium-term notes  $3,595   4.00%   3.4       $  313     6.69%    6.4
Discrete debt      $  250   7.40%  40.0       $1,850     6.90%   24.9


GROSS OUTSTANDING                   Avg.                          Avg.
                   1/3/04  Avg.  Remain.     12/28/02    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon   Term
                  -------- ------ -----       -------   ------ ------
Medium-term notes  $2,704   3.37%   1.5       $2,123     5.75%    2.1
Discrete debt      $1,846   6.80%  11.9       $8,600     6.71%   13.0

MATURITIES

          Medium-term    Discrete
Year        notes          debt       Total
--------------------------------------------
2004       $1,763        $   -        $1,763
2005          127           112          239
2006          265           190          455
2007           67           269          336
2008          317            -           317
Thereafter    165         1,275        1,440
--------------------------------------------
Total      $2,704        $1,846       $4,550
============================================


On September 1, 2003, SRAC redeemed the entire outstanding principal amount of its $250 million 7% notes due March 1, 2038. On
October 23, 2003, SRAC also redeemed the entire principal amount of its $250 million 6.95% notes due October 23, 2038.

On November 17, 2003, SRAC completed cash tender offers to purchase any and all of its public term debt securities maturing after 2003, resulting in the retirement of $6.2 billion of its outstanding term debt.

On December 19, 2003, SRAC repurchased and retired $825 million of outstanding medium term notes from related Sears affiliates a portion of which was at a premium and is included in the loss on early retirement of debt.

As a result of the early retirement of debt, a pretax loss of $746 million was recorded in 2003. This loss consisted of premiums paid on early retirement of debt, the write-off of unamortized discount and issue fees and related costs associated with the retirement of debt.


 5. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $1,097 million to a high of $3,559 million in 2003. Committed credit facilities as of January 3, 2004 were as follows:

Expiration Date                                            (millions)
---------------------------------------------------------------------
February 2004                                                 $   29
May 2004                                                       2,471
---------------------------------------------------------------------
 Total                                                        $2,500*
====================================================================
*Effective November 3, 2003, SRAC amended its $3.5 billion unsecured, 364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend the repayment of any borrowings to November 2004 The commitment amount under this facility was reduced to $2.5 billion on December 3, 2003. Lenders with commitment amounts totaling approximating nearly $29 million declined to extend beyond the February 2004 termination date.


SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at January 3, 2004 on these credit lines were $3.2 million.

SRAC is beginning the renewal process of its domestic credit facility and is targeting a new facility in the range of $1.0 billion to $2.0 billion.

In connection with the sale of Sears' Credit and Financial Products business, Sears was required to issue a guarantee of SRAC's outstanding public debt in order to maintain SRAC's exemption from being deemed an "investment company" under the Investment Company Act of 1940, as amended. These guarantees are continuous, have no recourse provisions and require Sears to repay all SRAC's outstanding debt including interest, principal, and borrowings, if any, under the credit facility, in the event SRAC defaults on its obligations.

6. LEGAL PROCEEDINGS

On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain of its officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002.

An amended complaint has been filed, naming as additional defendants certain former Sears officers, SRAC and certain of its officers and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning Sears' credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive.
Motions to dismiss the amended complaint are pending.

The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account applicable third party insurance coverage, the ultimate liability is not expected to have a material effect on annual results of operations, financial position, liquidity or capital resources of SRAC. No amounts have been accrued for this matter in the financial statements.

7. LETTERS OF CREDIT AND OTHER COMMITMENTS

At January 3, 2004, standby letters of credit totaling
$989 million were outstanding, of which $983 million were issued to beneficiaries on behalf of Sears and its subsidiaries.

SRAC is the guarantor of an office lease entered into by GlobalNetXchange, LLC ("GNX") as of October 6, 2000 and expiring on January 31, 2006. At January 3, 2004, SRAC's obligation for the remaining lease payments totaled $3.1 million. SRAC's exposure is mitigated by an indemnification agreement dated as of February 12, 2001 by which certain members of GNX have severally agreed to indemnify SRAC in connection with its liability under the lease guaranty. Furthermore, GNX has provided for a letter of credit with SRAC as beneficiary to cover the exposure of a member who is not a party to the indemnification agreement.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At January 3, 2004, letters of credit totaling $155 million were outstanding.
SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are automatically converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

To facilitate an understanding of SRAC's commitments the
following data is provided:
                               Amount of Commitment Expiration Per Period
                               ------------------------------------------
                           Total
                          Amounts  Less than                      After 5
(millions)               Committed   1 Year  1-3 Years  4-5 Years  Years
                          ---------  -------- --------- --------- -------
Other Commercial Commitments

Standby Letters of Credit     989       957          2        -       30
Guarantees                      3         2          1        -        -
Import Letters of Credit      155       155          -        -        -
                          -------    ------   --------   ------   ------
Total Commitments        $  1,147   $ 1,114  $       3  $     -  $    30
                          =======    ======   ========   ======   ======

The accompanying statement of financial position does not reflect any liabilities in connection with the commitments presented above.

8.  FINANCIAL INSTRUMENTS

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value.
Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments at year-end 2003 and 2002 are as follows:

---------------------------------------------------------------------------
                                             2003                2002
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes (net)                $2,701   $2,790     $2,118   $2,091
Discrete underwritten debt(net)         1,838    1,913      8,542    8,024


 9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                 First      Second        Third        Fourth        Total
                Quarter    Quarter       Quarter       Quarter        Year
               2003 2002  2003  2002   2003  2002   2003  2002    2003  2002
(millions)    ----------  ----------  -----------   -----------  -----------
Operating Results
Total revenues $258  $237  $257 $245   $262  $257  $1,099  $245 $1,876  $984

Interest & related
  expenses      206   188   204  195    201   205     135   194    746   782
Loss on early
retirement of
debt**            -    -      -    -     7      -     739     -    746     -
Total expenses  206   188   205  196    208   205     875   195  1,494   784
Income before
  income taxes   52    49    52   49     54    52     224    50    382   200

Net income       34    32    34   32     35    34     145    32    248   130

Ratio of
 earnings to
 fixed charges 1.25  1.26  1.25 1.25   1.26  1.25    1.26  1.25   1.26  1.26

(billions)
--------
Averages
Earning assets*$17.9 $16.9 $18.3 $17.5 $18.8 $18.5  $13.5 $17.6  $17.0  $17.6
Short-term debt  3.1   3.6   3.2   3.7   3.4   4.1    1.0   3.6    3.0    3.7
Long-term debt   1.3   9.9  11.6  10.4   11.9 11.0    5.0  10.6   10.6   10.5
Cost of
short-term debt1.77% 2.50% 1.60% 2.18%  1.35% 2.13% 1.23% 2.06%  1.52%  2.21%
long-term debt 6.57% 6.54% 6.40% 6.54%  6.14% 6.53% 5.19% 6.52%  6.24%  6.53%


*  Notes of Sears and invested cash.
** For details on loss on early retirement of debt refer to Note 4 appearing in the Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Item 9A.   Controls and Procedures

The Company's management, including Keith E. Trost, President (principal executive officer) and George F. Slook, Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended,(the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the fiscal year ended January 3, 2004 that was materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Not applicable.

Item 11.   Executive Compensation.

           Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           Not applicable.

Item 13.   Certain Relationships and Related Transactions.

           Not applicable.

Item 14.   Principal Accounting Fees and Services.

Aggregate fees billed to the company for the fiscal years ended January 3, 2004 ("2003") and December 28, 2002 ("2002") by SRAC's
principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") were as follows:

                                        2003        2002
            --------------------------------------------
            (1)Audit Fees           $207,692    $146,000
            (2)Audit-Related Fees          -           -
            (3)Tax Fees                    -           -
            (4)All Other Fees              -           -
            --------------------------------------------
            Total                   $207,692    $146,000
            ============================================

Sears' Audit Committee must pre-approve all engagements of the independent auditor by Sears and its subsidiaries, including SRAC, as required by Sears' Audit Committee's charter and the rules of the Securities and Exchange Commission. Prior to the beginning of each fiscal year, Sears' Audit Committee will approve an annual estimate of fees for engagements by Sears and its subsidiaries, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. In addition, the Audit Committee will evaluate known potential engagements of the independent auditor, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings. The Audit Committee has delegated to the Audit Committee Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event a need arises for pre-approval between Committee meetings and in the event the engagement for services was within the annual estimate but not specifically approved. If the Chairman so approves any such engagements, he will report that approval to the full Committee at the next Committee meeting.

Since the effective date of the Securities and Exchange Commission's rules regarding strengthening auditor independence, all of the audit, audit-related, and tax services provided by Deloitte & Touche to Sears and its subsidiaries were pre-approved in accordance with the Audit Committee's policies and procedures.



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

           (b) Reports on Form 8-K:

                  Registrant filed Current Reports on Form 8-K dated October 16, 2003, October 30, 2003, November 6, 2003 and November 17, 2003 [Items 5 and 7].









                                   1




                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)
                                      /S/ George F. Slook
                                      --------------------
                                      By  George F. Slook*
                                      Vice President, Finance
                                      and Assistant Secretary

March 10, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance       ) March 10, 2004
                           and Assistant Secretary       )
                           (Principal Financial and      )
                           Accounting Officer)           )
                                                         )
Michael J. Graham*         Director                      )
                                                         )
                                                         )
Larry R. Raymond*          Director                      )
                                                         )
                                                         )
Glenn R. Richter*          Director                      )




*/S/ George F. Slook, Individually and as Attorney-in-Fact










                                       17









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


INDEPENDENT AUDITORS' REPORT                                      S-2


























                                           S-1











INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 3, 2004 and December 28, 2002, and the related statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of Sears Roebuck Acceptance Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.



/S/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 9, 2004


















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

4(f) Extension Agreement dated August 22, 1996, between Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

4(g) Extension Agreement dated September 18, 1997, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(t) to the Registrant's
                Annual Report on Form 10-K for the year ended
                January 1, 2000*].

4(h) Extension Agreement dated October 23, 1998, between Sears, Roebuck and Co and the Registrant. [Incorporated by reference to Exhibit 4(u) to the Registrant's
	          Annual Report on Form 10-K for the year ended
                January 1, 2000*].


---------------------
 *Sec File No. 1-4040



                                          E-1
                EXHIBIT INDEX (cont'd)



4(i)            Extension Agreement dated July 16, 2002 between
                Sears, Roebuck and Co. and the Registrant [Incorporated by reference to Exhibit 4(c) of Registration
                Statement No. 333-92082].

4(j) Form of Fixed-Rate Medium-Term Note Series I [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated June 8, 1995*].

4(k) Form of Fixed-Rate Put Option Medium-Term Note Series I [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 4, 1995*].

4(l) Form of 6 3/4% Note [Incorporated by reference to Exhibit 4(d) to the Registrant's Current Report on Form 8-K dated
                June 8, 1995*].

4(m) Form of 6 1/8% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 23, 1996*].

4(n) Form of Fixed-Rate Medium-Term Note Series III Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated August 22, 1996*].

4(o) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated November 19, 1996*].

4(p) Form of 7.00% Note [Incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated
                May 13, 1997*].

4(q) Form of Fixed-Rate Medium-Term Note Series IV [Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 13, 1997*].

4(r) Form of 6.70% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 18, 1997*].

4(s) Form of 7.50% Note [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated September 18, 1997*].

4(t) Form of 6.875% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated
                September 18, 1997*].

4(u) Form of 6.75% Note [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated
                January 8, 1998*].

4(v) Form of Fixed-Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated February 23, 1998*]
 ------------------------
 *  SEC File No. 1-4040.

                                     E-2
                EXHIBIT INDEX (cont'd)

4(w) Form of Floating Rate Medium-Term Note Series V [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated February 23, 1998*].

4(x) Form of Global 6.50% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated November 24, 1998*].

4(y) Form of 6.25% Note [Incorporated by reference to Exhibit 4(c) to the Registrant's Current Report on Form 8-K dated April 29, 1999*].

4(z) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated January 19, 2001*].

4(aa) Form of 6.75% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated August 8, 2001*].

4(bb) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 5, 2001*].

4(cc) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 18,2002*].

4(dd) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 21,2002*].

4(ee) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 27,2002*].

4(ff) Form of Fixed-Rate Medium-Term Note Series VI [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated November 20, 2002*].

4(gg) Form of Floating Rate Medium-Term Note Series VI [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated November 20, 2002*]

4(hh) Form of 7.40% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 7, 2003*].

4(ii) Form of Fixed-Rate InterNotes [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 23, 2003*].

4(jj)           Form of Fixed-Rate Medium-Term Notes Series VII
                [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated May 14, 2003*].

4(kk) Form of Floating Rate Medium-Term Notes Series VII [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated May 14, 2003*].
-----------------------
* SEC File No. 1-4040.
                                    E-3


 EXHIBIT INDEX (cont'd)



4(ll) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and BNY Midwest Trust Company. [Incorporated by reference to Exhibit 4(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                September 27, 2003*].

4(mm) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and J.P. Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.)[Incorporated by reference to Exhibit 4(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003*].

4(nn)	          Guarantee executed by Sears, Roebuck and Co. under the
                Indenture,dated as of May 15, 1995, between Registrant and JPMorgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003[Incorporated by reference to Exhibit 4(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003*].

4(oo)	          Guarantee executed by Sears, Roebuck and Co. under the
                Indenture, dated as of October 1, 2002, between Registrant and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003[Incorporated by reference to
                Exhibit 4(h) to Registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 27, 2003*].

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




-----------------------
* SEC File No. 1-4040.


                                     E-4







                EXHIBIT INDEX (cont'd)


10(c) $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among the Registrant, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, BANK ONE, NA, as syndication agent, BARCLAYS
                BANK PLC and BANK OF AMERICA, N.A. as documentation agents, SALOMON SMITH BARNEY INC. and BANC ONE CAPITAL MARKETS, INC., as joint lead arrangers and joint bookrunners, and CITIBANK, N.A., as agent for the lenders.[Incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated February 24, 2003*].

10(d) Credit Agreement Support Letter dated February 24, 2003 between Sears, Roebuck and Co. and the Registrant[Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated February 24, 2003*].

10(e) Acknowledgement and Extension Agreement, dated as of August 19, 2003, among Sears, Roebuck and Co. ("Sears"), Registrant, and Certain Lenders that are parties to the 364-DayCredit Agreement dated as of February 24, 2003 [Incorporated by reference to Exhibit 10(c) to Sears' Quarterly Report on Form 10-Q for the quarter ended September 27, 2003(SEC File No 1-416)].

10(f) Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Registrant [Incorporated by reference to Exhibit 10.38 to Sears'Annual Report on Form 10-K for the year ended January 3, 2004
                (SEC File No 1-416)].

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

                                      E-5