Form 10-Q
period 2004-04-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 2004-05-11
CIK 88255

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C. 20549

            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED  APRIL 3, 2004

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


As of May 1, 2004 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.





                SEARS ROEBUCK ACCEPTANCE CORP.

           INDEX TO QUARTERLY REPORT ON FORM 10-Q

               13 WEEKS ENDED APRIL 3, 2004






PART I.  FINANCIAL INFORMATION:                                     PAGE NO.

  Item 1.  Financial Statements

       Statements of Financial Position
       April 3, 2004 (unaudited) and March 29, 2003 (unaudited)
       and January 3,  2004          			               1

       Statements of Income and Comprehensive Income (unaudited)
       13 Weeks ended April 3, 2004
       and March 29, 2003               		               2

       Statements of Cash Flows (unaudited)
       13 Weeks ended April 3, 2004
       and March 29,  2003                                             3

       Notes to Financial Statements (unaudited)                      4,5

       Independent Accountants' Report			               6

  Item 2.Management's Discussion and Analysis of Operations            7


  Item 4.   Disclosure Controls and Procedures	                       7



PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings		                                8

  Item 6.   Exhibits and Reports on Form 8-K		                8











                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.
                 STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
(millions, except share data)  April 3,   March 29,   Jan. 3,
                                 2004        2003	2004
                              -------    --------    -------
Assets
Cash and cash equivalents      $  1,028   $  3,413   $  1,286
Notes of Sears                    6,914     13,991      7,743
Other assets                         23        172         28
                               -------    --------    -------
Total assets                   $  7,965   $ 17,576   $  9,057
                               ========   ========   ========

Liabilities
Commercial paper (net of
  unamortized discount of
  $1, $3 and $1)               $    725   $  2,951   $    774
Medium-term notes (net of
  unamortized discount of
  $3, $4 and $3)                  1,716      3,233      2,701
Discrete underwritten debt(net
  of unamortized discount of
  $8, $57 and $8)                 1,838      7,793      1,838
Accrued interest and
  other liabilities                  59        200        128
                                -------   --------    -------
 Total liabilities                4,338     14,177      5,441
                                -------   --------    -------
Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35         35         35
Capital in excess of par value    1,150      1,150      1,150
Accumulated other
  comprehensive loss                  -        (3)         -
Retained earnings                 2,442      2,217      2,431
                                -------    -------    -------

 Total shareholder's equity       3,627      3,399      3,616
                                -------   --------    -------
Total liabilities and
  shareholder's equity         $  7,965   $ 17,576   $  9,057
                                =======    =======    =======


See notes to financial statements.
                                    1



                 SEARS ROEBUCK ACCEPTANCE CORP.

         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (unaudited)


(millions, except ratios)

                                        13 Weeks Ended
                                     April 3,    March 29,
                                       2004         2003
                                     -------     --------
Revenues
Earnings on notes of Sears           $     78    $    251
Earnings on cash equivalents                3           7
                                     --------    --------
Total revenues                             81         258
                                     --------    --------

Expenses
Interest expense and amortization of
  debt discount/premium                    64         206
                                     --------    --------
Total expenses                             64         206
                                     --------    --------


Income before income taxes                 17          52
Income taxes                                6          18
                                     --------    --------

Net income                           $     11     $    34
                                     ========    ========

Total comprehensive income           $     11     $    34
                                     ========    ========
Ratio of earnings to fixed charges       1.26        1.25


See notes to financial statements.




                                  2

                   SEARS ROEBUCK ACCEPTANCE CORP.

                    STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   13 Weeks Ended
                                           April 3,  March 29,
                                             2004       2003
                                          ---------  --------

Cash flows from operating activities:
Net income                                 $    11    $    34
Adjustments to reconcile net income
  to net cash(used in)provided by
  operating activities:
    Depreciation, amortization and other
      non-cash items                             3          5
    Decrease(increase)in other assets            2        (19)
   (Decrease)increase in other liabilities     (69)        40
                                           -------     ------

Net cash(used in)provided by
  operating activities                         (53)        60
                                           -------     ------
Cash flows from investing activities:
Decrease in notes of Sears                     829      1,361
                                           -------     ------

Net cash provided by
  investing activities                         829      1,361
                                           -------     ------
Cash flows from financing activities:
(Decrease) increase in commercial paper,
  primarily 90 days or less                    (49)        82
Proceeds from issuance of long-term debt         -      1,780
Payments for redemption of long-term debt     (985)    (1,415)
Issue costs paid to issue debt                   -        (18)
                                           -------     ------
Net cash (used in) provided by
  financing activities                      (1,034)       429
                                           -------     ------
Net(decrease)increase in cash and
  cash equivalents                            (258)     1,850

Cash and cash equivalents at beginning
  of period                                  1,286      1,563
                                           -------     ------

Cash and cash equivalents at end of period $ 1,028    $ 3,413
                                           =======     ======

See notes to financial statements.



                                  3

                   SEARS ROEBUCK ACCEPTANCE CORP.
                   NOTES TO FINANCIAL STATEMENTS
                            (unaudited)


1.  Significant Accounting Policies

The unaudited interim financial statements of Sears Roebuck
Acceptance Corp. (the "Company" or"SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The significant accounting policies used in the presentation of these financial statements are consistent with the summary of significant accounting policies set forth in SRAC's Annual Report on Form 10-K for the 53 weeks ended
January 3, 2004, and these financial statements should be read in conjunction with the financial statements and notes found therein. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.


2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio which consists of cash and cash equivalents fluctuated from a low of $515 million to a high of $1,629 million in the first quarter of 2004. Effective November 3, 2003, SRAC amended its $3.5 billion unsecured,
364-day revolving credit facility by extending the termination date to May 2004 for consenting lenders and modifying the option to extend repayment of any borrowings to November 2004. Pursuant to the amendment, the commitment amount was reduced to $2.5 billion as of December 3, 2003. No borrowings were outstanding under this committed credit facility at the end of the first quarter of 2004. SRAC is in the process of syndicating a new $2.0 billion unsecured, three-year credit facility. SRAC expects to have the new facility in place no later than the expiration of the current facility.

Sears has issued guarantees in support of SRAC's outstanding public debt in order to maintain SRAC's exemption from being deemed an "investment company" under the Investment Company Act of 1940, as amended. These guarantees are continuous, have no recourse provisions and require Sears to repay all SRAC's outstanding debt including interest, principal, and borrowings, if any, under the credit facility, in the event SRAC defaults on its obligations.


3. Legal Proceedings

On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain of its officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002.

An amended complaint has been filed, naming as additional defendants certain former Sears officers, SRAC and certain of its officers and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning Sears' credit business from October 24, 2001 to October 17, 2002 and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. Motions to dismiss the amended complaint are pending.

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

                                    4


4. Medium-term Notes and Discrete Underwritten Debt


Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.


(dollars in millions; term in years)

ISSUANCE
                            2004                     2003
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.    Orig.            Avg.   Orig.
                    Volume  Coupon   Term    Volume  Coupon  Term
                    ---------------------   ---------------------
  First Quarter:
Medium-term notes   $    -      -%      -   $1,530    5.53%   3.5
Discrete debt       $    -      -%      -   $  250    7.40%  40.0



GROSS OUTSTANDING
                            4/3/04                  3/29/03
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.  Remain.            Avg.  Remain.
                    Balance Coupon  Term    Balance  Coupon  Term
                    ---------------------   ---------------------
Medium-term notes   $1,719   4.97%    1.9   $3,237    2.65%   2.8
Discrete debt       $1,846   6.80%   11.7   $7,850    6.82%  15.2



MATURITIES

         Medium-term        Discrete
Year        notes             debt            Total
---------------------------------------------------
2004       $  777          $    -           $   777
2005          185              112              297
2006          265              190              455
2007           67              269              336
2008          317               -               317
Thereafter    108            1,275            1,383
---------------------------------------------------
Total      $1,719           $1,846          $ 3,565
===================================================
Maturity schedule assumes debt that is callable within one year of this quarterly report will be retired.







                                     5


   INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of April 3, 2004 and March 29, 2003, and the related statements of income and comprehensive income and cash flows for the 13 week periods then ended. These interim financial statements are the responsibility of the Sears Roebuck Acceptance Corp.'s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Sears Roebuck Acceptance Corp. as of January 3, 2004, and the related statements of income and comprehensive income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of financial position as of January 3, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 10, 2004
                                   6

SEARS ROEBUCK ACCEPTANCE CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Overview

Sears Roebuck Acceptance Corp.'s ("SRAC") investment in the
Notes of Sears, Roebuck and Co.("Sears")decreased in the first quarter of 2004 as Sears continued to utilize the cash proceeds from the sale of its Credit and Financial Products business to pay down its debt. SRAC retired a portion of its debt with the funds received from Sears as payment on the Notes, resulting in reduced levels of both assets and debt during the quarter. Lower average asset and debt levels coupled with a reduction in average interest rates drove both earnings and interest expense down in the first quarter of 2004. SRAC expects the Sears Note and debt levels to decline further as proceeds are passed to SRAC for debt retirement resulting in reduced earnings and expenses.

Results of Operations

During the first quarter of 2004, SRAC's revenues decreased to $81 million from $258 million in the comparable 2003 period.
SRAC's revenues are derived primarily from the earnings on its investment in the notes of Sears and invested cash. The decrease in revenue resulted primarily from the $9 billion decrease in average earning asset levels and a 197 basis point reduction in average rates on these assets in the first quarter of 2004 versus the 2003 period.

SRAC's interest and related expenses decreased to $64 million for the first quarter of 2004 from $206 million for the first quarter of 2003 as a result of lower average interest rates and debt levels.
SRAC's cost of short-term funds averaged 1.12% in the first quarter of 2004, a 65 basis point decrease from 1.77% for the first three months of last year. SRAC's cost of long-term funds averaged 5.74% in the first quarter of 2004 an 83 basis point decrease from the 6.57% for the first quarter of 2003. SRAC's short-term borrowings averaged
$.8 billion in the first quarter of 2004, down $2.3 billion from the 2003 first quarter average of $3.1 billion. Average outstanding long-term debt of $4.0 billion in the first quarter of 2004 decreased $7.3 billion compared to $11.3 billion in the first quarter of 2003.

SRAC's net income was $11 million for the first quarter of 2004 and $34 million for the first quarter of 2003. SRAC's ratio of earnings to fixed charges was 1.26 and 1.25, respectively for the first quarter of 2004 and 2003.


ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including Keith E. Trost,
President (principal executive officer) and George F. Slook,
Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended,(the "Exchange Act").
Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 SEARS ROEBUCK ACCEPTANCE CORP.

 PART II.  OTHER INFORMATION




Item 1.    Legal Proceedings

There have been no material developments in any material legal proceedings since the Company's disclosure in its Annual Report on Form 10-K for the fiscal year ended
January 3, 2004.






Item 6.   Exhibits and Reports on Form 8-K


(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.


(b) Reports on Form 8-K:

There were no reports on Form 8-K filed by SRAC during the quarter for which this report is filed.

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







May 11, 2004

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

10 Guarantee by Sears, Roebuck and Co., dated January 26, 2004 of the $3,500,000,000 364-day Credit Agreement dated as of February 24, 2003 among Sears Roebuck Acceptance
        Corp. ("SRAC"),the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Bank One, NA, as syndication agent, Barclays Bank PLC and Bank of America, N.A., as documentation agents, Salomon Smith Barney Inc. and Banc One Capital Markets, Inc. as joint lead arrangers and joint bookrunners, and Citigroup, as agent for the Lenders (incorporated by reference to Exhibit 10 to Sears, Roebuck and Co.'s Current Report on Form 10-Q dated May 10, 2004).*

12      Calculation of ratio of earnings to fixed charges.**

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated May 10, 2004, concerning unaudited financial information.**

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








------------------------
 *  SEC File No. 1-4040.
 ** Filed herewith