Form 10-Q
period 2004-07-03
SEARS ROEBUCK ACCEPTANCE CORP
filed 2004-08-11
CIK 88255

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                  FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004

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


As of July 31, 2004 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.


Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.








        SEARS ROEBUCK ACCEPTANCE CORP.

   INDEX TO QUARTERLY REPORT ON FORM 10-Q

   13 WEEKS AND 26 WEEKS ENDED JULY 3, 2004






PART I. FINANCIAL INFORMATION:                        PAGE NO.

Item 1. Financial Statements

     Condensed Statements of Financial Position
     July 3, 2004 (unaudited) and
     June 28, 2003 (unaudited)
     and January 3, 2004                                 1

     Condensed Statements of Income and
     Comprehensive Income (unaudited)
    13 Weeks and 26 Weeks ended July 3, 2004
     and June 28, 2003                                   2


     Condensed Statements of Cash Flows (unaudited)
     26 Weeks ended July 3, 2004
     and June 28, 2003                                   3

     Notes to Condensed Financial
     Statements (unaudited)                            4, 5

     Report of Independent Registered Public
     Accounting Firm                                     6


  Item 2. Management's Discussion and Analysis
          of Results of Operations                       7

  Item 4. Controls and Procedures	                 8



PART II.  OTHER INFORMATION:

   Item 6.   Exhibits and Reports on Form 8-K            8

















                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.
           CONDENSED STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
                                 ------------------
(millions, except share data)    July 3,   June 28,    Jan. 3,
                                   2004       2003	  2004
                                -------    -------     -------
Assets
Cash and cash equivalents      $    352     $ 2,449   $  1,286
Notes of Sears                    7,029      16,252      7,743
Other assets                         24         167         28
                                -------     -------    -------
 Total assets                  $  7,405    $ 18,868   $  9,057
                                =======      ======    =======
Liabilities
Commercial paper (net of
  unamortized discount of
  $1, $4 and $1)               $    734    $  3,208   $    774
Medium-term notes (net of
  unamortized discount of
  $2, $4 and $3)                  1,142       4,242      2,701
Discrete underwritten debt (net
  of unamortized discount of
  $8, $56 and $8)                 1,838       7,794      1,838
Accrued interest and
  other liabilities                  54         191        128
                                -------     -------    -------
 Total liabilities                3,768      15,435      5,441
                                -------    -------     -------
Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                  -         (3)          -
Retained earnings                 2,452       2,251      2,431
                                 -------    -------     -------

 Total shareholder's equity       3,637       3,433      3,616
                                 -------    -------     -------
Total liabilities and
 shareholder's equity          $  7,405    $ 18,868   $  9,057
                                =======      ======    =======
See notes to condensed financial statements.
                                  1





                 SEARS ROEBUCK ACCEPTANCE CORP.

    CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          (unaudited)


(millions, except ratios)        13 Weeks Ended      26 Weeks Ended
                                July 3,  June 28,   July 3, June 28,
                                  2004      2003      2004     2003
                                ------    ------    ------   ------

Revenues
Earnings on notes of Sears       $  69	   $ 248     $ 147    $ 499
Earnings on cash equivalents         3         9         6       16
                                ------    ------    ------   ------
Total revenues                      72       257       153      515
                                ------    ------    ------   ------

Expenses
Interest expense and amortization
 of debt discount/premium           55       204       119      410
Loss on early retirement of debt     1         -         1        -
Operating expenses                   1         1         1        1
                                ------    ------    ------   ------
Total expenses                      57       205       121      411
                                ------    ------    ------   ------

Income before income taxes          15        52        32      104
Income taxes                         5        18        11       36
                                ------    ------    ------   ------
Net income                       $  10     $  34     $  21    $  68
                                ======    ======    ======   ======

Total comprehensive income       $  10     $  34     $  21    $  68
                                ======    ======    ======   ======
Ratios of earnings
 to fixed charges                 1.27      1.25      1.27     1.25


See notes to condensed financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.

                CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   26 Weeks Ended
                                            July 3,  June 28,
                                              2004      2003
                                           -------   -------
Cash flows from operating activities:
Net income                                 $    21   $    68
Adjustments to reconcile net income
  to net cash (used in) provided by operating
  activities:
    Depreciation, amortization and other
      noncash items                              5        11
    Increase in other assets                    (1)      (15)
   (Decrease)increase in other liabilities     (74)       31
    Loss on early retirement of debt             1         -
                                           -------   -------
Net cash (used in) provided by
  operating activities                         (48)       95
                                           -------   -------
Cash flows from investing activities:
Decrease (increase) in notes of Sears          714      (900)
                                           -------   -------
Net cash provided by (used in)
  investing activities                         714      (900)
                                           -------   -------
Cash flows from financing activities:
(Decrease)increase in commercial paper,
  primarily 90 days or less                    (40)      339
Proceeds from issuance of long-term debt        29     3,060
Payments for redemption of long-term debt   (1,589)   (1,687)
Issue costs paid to issue debt                   -       (21)
                                           -------   -------
Net cash (used in)provided by
  financing activities                      (1,600)    1,691
                                           -------   -------
Net (decrease) increase in cash and
  cash equivalents                            (934)      886
Cash and cash equivalents at beginning
  of period                                  1,286     1,563
                                           -------   -------
Cash and cash equivalents at end of period $  352    $ 2,449
                                           ======    =======
See notes to condensed financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (unaudited)


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

2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $351 million to a high of $1,261 million in the second quarter of 2004. On May 17, 2004, SRAC, through a syndicate of banks, obtained an unsecured, three-year revolving credit facility in the amount of $2.0 billion. The new facility replaced a 364-day facility, which expired in May 2004.
No borrowings were outstanding under this committed credit facility at the end of the second quarter of 2004. Sears has guaranteed any borrowings under this facility. The facility and related Sears guarantee require SRAC and Sears to maintain certain fixed charge ratios and a specified level of tangible net worth for Sears' domestic segment. SRAC and Sears were in compliance with these covenants at July 3, 2004.

Sears has issued guarantees in support of SRAC's outstanding public debt in order to maintain SRAC's exemption from being deemed an "investment company" under the Investment Company Act of 1940, as amended. These guarantees are continuous, have no recourse provisions and require
Sears to repay all SRAC's outstanding debt including interest and principal and any borrowings under the credit facility, in the event SRAC defaults on its payment obligations.



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

The consequences of this matter are not presently determinable but, in the opinion of management of SRAC after consulting with legal counsel and taking into account applicable third party insurance coverage, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of SRAC. No amounts have been accrued for this matter in the financial statements.

4. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)

ISSUANCE
                            2004                     2003
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.    Orig.            Avg.   Orig.
                    Volume  Coupon   Term    Volume  Coupon  Term
                    ---------------------   ---------------------
  13 Weeks Ended:
Medium-term notes   $   29   1.78%    5.0   $1,280    3.57%   2.4

  26 Weeks Ended:
Medium-term notes   $   29   1.78%    5.0   $2,810    4.64%   3.0
Discrete debt       $    -      -%      -   $  250    7.40%  40.0


GROSS OUTSTANDING
                           7/3/04                  6/28/03
                    ---------------------   ---------------------
                                     Avg.                    Avg.
                             Avg.  Remain.            Avg.  Remain.
                    Balance Coupon  Term    Balance  Coupon  Term
                    ---------------------   ---------------------
Medium-term notes   $1,144   5.28%    2.7   $4,246    2.65%   2.6
Discrete debt       $1,846   6.80%   11.4   $7,850    6.82%  14.9

MATURITIES

         Medium-term        Discrete
Year        notes             debt               Total
--------------------------------------------------------
2004       $  173          $    -              $   173
2005          185              112                 297
2006          265              190                 455
2007           67              269                 336
2008          317               -                  317
Thereafter    137            1,275               1,412
--------------------------------------------------------
Total      $1,144           $1,846             $ 2,990
========================================================
Maturity schedule assumes debt that is callable within
one year of this Quarterly report will be retired.
--------------------------------------------------------




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying condensed statements of financial position of Sears Roebuck Acceptance Corp. (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of July 3, 2004 and June 28, 2003, and the related condensed statements of income and comprehensive income for the 13 week and 26 week periods then ended and condensed cash flows for the 26 week period then ended. These condensed interim financial statements are the responsibility of the Sears Roebuck
Acceptance Corp.'s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board(United States).
 A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board(United States), the statement of financial position of Sears Roebuck Acceptance
Corp. as of January 3, 2004, and the related statements of income and comprehensive income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements.

In our opinion, the information set forth in the accompanying condensed statement of financial position as of January 3, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.















/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
August 9, 2004


 SEARS ROEBUCK ACCEPTANCE CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Overview

Sears Roebuck Acceptance Corp.'s ("SRAC") investment in the Notes of
Sears, Roebuck and Co.("Sears")decreased in the second quarter and first half of 2004 as Sears continued to utilize the cash proceeds from the sale of its Credit and Financial Products business to pay down its debt. SRAC retired a portion of its debt with the funds received from Sears as payment on the Notes, resulting in reduced levels of both assets and debt during the quarter. Lower average asset and debt levels coupled with a reduction in average interest rates drove both earnings and interest expense down in the second quarter and first half of 2004. SRAC expects the Sears Note and debt levels to decline further as proceeds are passed to SRAC for debt retirement, resulting in reduced earnings and expenses.

SRAC syndicated a new $2.0 billion unsecured, three-year facility in the second quarter of 2004.

Results of Operations

SRAC revenues decreased $185 million and $362 million in the second quarter and first half of 2004, respectively, versus the comparable 2003 periods. SRAC's revenues are derived primarily from the earnings on its investment in the notes of Sears and invested cash. The decreases in revenue resulted primarily from $10.6 billion and $10.0 billion decreases in average earning asset levels and 191 and 194 basis point reductions in average rates on these assets in the second quarter and first half of 2004, respectively, versus the 2003 periods.

SRAC's interest and related expenses, including loss on early retirement of debt, decreased 73% to $56 million from $204 million and 71% to $120 million from $410 million for the second quarter and first half of 2004, respectively, as compared to the comparable 2003 periods. Interest and related expenses decreased during the second quarter and first half of 2004 primarily as a result of significantly lower debt levels accompanied by lower average interest rates. SRAC's average total debt levels decreased 74% to
 $3.9 billion and 70% to $4.4 billion in the second quarter and first six months of 2004, respectively, compared with $14.8 billion and $14.6 billion for the same periods in 2003. Debt levels in 2004 declined from the comparable 2003 periods as a result of the November 2003 cash tender offer in which SRAC retired $6.2 billion of its outstanding term debt, coupled with a reduction in its short term borrowing program and term debt retirement of approximately $0.6 billion and $1.6 billion during the 13- and 26- week periods ended July 3, 2004. SRAC expects to retire an additional $173 million of term debt by year-end 2004. SRAC's cost of funds on all debt averaged 5.24%
 in the second quarter and 5.10% in the first six months of 2004 compared to 5.36% and 5.43% for the same periods in 2003.

The ratings on SRAC's debt as of July 3, 2004, appear in the table below:

                                   Moody's                   Standard &
                                 Investors      Fitch     Poor's Ratings
                                  Service      Ratings       Services
    --------------------------------------------------------------------
    Unsecured term debt             Baa1         BBB             BBB
    Unsecured commercial paper      P-2          F2              A-2



During the second quarter, Fitch Ratings lowered its rating of SRAC's unsecured term debt from BBB+, with a negative outlook, to BBB, with a stable outlook. SRAC's short-term rating of F2 was affirmed. In July 2004, Standard & Poor's revised the outlook for SRAC's debt ratings from stable to negative.




During the second quarter of 2004, SRAC syndicated a new $2.0 billion unsecured, three-year credit facility. This facility provides support for SRAC's direct-issue commercial paper program and is available for other general purposes. Sears has guaranteed any borrowings under this facility. No borrowings were outstanding under this committed credit facility at the end of the second quarter of 2004. The facility and related Sears guarantee contain certain financial covenants for both SRAC and Sears' domestic segment. As of July 3, 2004, SRAC and Sears were in compliance with these covenants.


SRAC's net income of $10 million and $21 million for the second quarter and first half of 2004, respectively, decreased from the comparable 2003 period amounts of $34 million and $68 million.

SRAC's ratio of earnings to fixed charges for both the second quarter and first half of 2004 was 1.27, compared to 1.25 for the comparable 2003 periods.




ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including Keith E. Trost, President (principal executive officer), and George F. Slook, Vice President, Finance
(principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended,(the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2)is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                      PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.


(b) Reports on Form 8-K:

    Registrant filed a Current Report on Form 8-K dated
    May 17, 2004 [Items 5 and 7].








                    SEARS ROEBUCK ACCEPTANCE CORP.





        SIGNATURE

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          SEARS ROEBUCK ACCEPTANCE CORP.
                          (Registrant)




                          By: /s/ George F. Slook
                             --------------------

                              George F. Slook
                              Vice President, Finance
                              and Assistant Secretary
                              (authorized officer of
                              Registrant)










August 10, 2004


       EXHIBIT INDEX


3(a) Certificate of Incorporation of the Registrant, as in effect at November 13, 1987 [Incorporated by reference to
        Exhibit 28(c) to Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1987*].

3(b) By-laws of the Registrant, as in effect at October 20, 1999 [Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the
        Quarter ended October 2, 1999*].

4 The Registrant hereby agrees to furnish the Commission, upon request, with each instrument defining the rights of holders of long-term debt of the Registrant with respect to which the total amount of securities authorized does not exceed 10% of the total assets of the Registrant.

10(a) Three-Year Credit Agreement dated as of May 17, 2004 among Sears Roebuck Acceptance Corp., the banks, financial institutions and other institutional lenders (the "Lenders") listed on the signature pages thereof, Barclays Bank PLC, as syndication agent, Bank of America, N.A., Bank One, NA and Wachovia Bank National Association, as documentation agents, Citigroup Global Markets Inc.
        and Barclays Capital, the Investment Banking Division of Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., as administrative agent for the Lenders [Incorporated by reference to
        Exhibit 10(a) to Registrant's Current Report on Form 8-K dated May 17, 2004*].

10(b) Guarantee, dated as of May 17, 2004, by Sears, Roebuck and Co. in favor of the Benefitted Parties [Incorporated by reference to Exhibit 10(b) to Registrant's Current
        Report on Form 8-K dated May 17, 2004*]

12      Calculation of ratio of earnings to fixed charges.**

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated August 9, 2004, concerning unaudited financial information.**

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

