Form 10-Q
period 2004-10-02
SEARS ROEBUCK ACCEPTANCE CORP
filed 2004-11-09
CIK 88255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

        FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004

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

As of October 30, 2004 the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format.








      SEARS ROEBUCK ACCEPTANCE CORP.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 WEEKS AND 39 WEEKS ENDED OCTOBER 2, 2004






PART I. FINANCIAL INFORMATION:
                                                      PAGE NO.

Item 1. Financial Statements

Condensed Statements of Financial Position
October 2, 2004 (unaudited) and
September 27, 2003 (unaudited) and January 3, 2004          1


Condensed Statements of Income and Comprehensive
Income (unaudited) 13 Weeks and 39 Weeks ended
October 2, 2004 and September 27, 2003                      2


Condensed Statements of Cash Flows (unaudited)
39 Weeks ended October 2, 2004 and September 27, 2003       3


Notes to Condensed Financial Statements (unaudited)        4, 5

Report of Independent Registered Public Accounting Firm     6


Item 2. Management's Discussion and Analysis of
        Results of Operations                               7


Item 4. Controls and Procedures	                            8



PART II.  OTHER INFORMATION:

   Item 1.   Legal Proceedings                              9

   Item 5.   Other Information                              9

   Item 6.   Exhibits                                       9





















                  PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                  SEARS ROEBUCK ACCEPTANCE CORP.
           CONDENSED STATEMENTS OF FINANCIAL POSITION

                                   (unaudited)
(millions, except share data)    Oct. 2,   Sept. 27,    Jan. 3,
                                   2004       2003	  2004
                                 -------    -------     -------

Assets
Cash and cash equivalents      $    339     $ 1,126   $  1,286
Notes of Sears                    7,173      17,227      7,743
Other assets                         22         149         28
                                -------    -------     -------

 Total assets                  $  7,534    $ 18,502   $  9,057
                                =======     =======    =======

Liabilities
Commercial paper (net of
  unamortized discount of
  $1, $3 and $1)               $    816    $  3,312   $    774
Medium-term notes (net of
  unamortized discount of
  $2, $3 and $3)                  1,180       4,248      2,701
Discrete underwritten debt (net
  of unamortized discount of
  $8, $55 and $8)                 1,838       7,295      1,838
Accrued interest and
  other liabilities                  54         179        128
                                -------     -------    -------

 Total liabilities                3,888      15,034      5,441
                                -------     -------    -------

Commitments and contingent liabilities

Shareholder's Equity
Common share, par value $100 per share;
  500,000 shares authorized;
  350,000 shares issued and
    outstanding                      35          35         35
Capital in excess of par value    1,150       1,150      1,150
Accumulated other
  comprehensive loss                  -          (3)         -
Retained earnings                 2,461       2,286      2,431
                                 -------     -------    -------


 Total shareholder's equity       3,646       3,468      3,616
                                -------     -------    -------


Total liabilities and
 shareholder's equity          $  7,534    $ 18,502   $  9,057
                                =======     =======    =======
See notes to condensed financial statements.

                 SEARS ROEBUCK ACCEPTANCE CORP.

    CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          (unaudited)


(millions, except ratios)        13 Weeks Ended      39 Weeks Ended
                                Oct. 2,  Sept.27,   Oct. 2, Sept.27,
                                  2004      2003      2004     2003
                                ------    ------    ------   ------
Revenues
Earnings on notes of Sears       $  64	   $ 257     $ 211    $ 756
Earnings on cash equivalents         3         5         9       21
                                ------    ------    ------   ------
Total revenues                      67       262       220      777
                                ------    ------    ------   ------

Expenses
Interest expense and amortization
 of debt discount/premium           53       201       172      611
Loss on early retirement of debt     -         7         1        7
Operating expenses                   -         -         1        1
                                ------    ------    ------   ------
Total expenses                      53       208       174      619
                                ------    ------    ------   ------

Income before income taxes          14        54        46      158
Income taxes                         5        19        16       55
                                ------    ------    ------   ------
Net income                       $   9     $  35     $  30    $ 103
                                ======    ======    ======   ======

Total comprehensive income       $   9     $  35     $  30    $ 103
                                ======    ======    ======   ======

Ratios of earnings
 to fixed charges                 1.26      1.26      1.26     1.26


See notes to condensed financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.

                CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited)
(millions)                                   39 Weeks Ended
                                            Oct. 2,  Sept.27,
                                              2004      2003
                                            -------  -------
Cash flows from operating activities:
Net income                                 $    30   $   103
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation, amortization and other
      noncash items                              7        16
    Increase in other assets                     -        (8)
   (Decrease) increase in other liabilities    (74)       19
    Loss on early retirement of debt             1         7
                                            -------  -------
Net cash (used in) provided by
  operating activities                         (36)      137
                                            -------  -------
Cash flows from investing activities:
Decrease (increase) in notes of Sears          570    (1,875)
                                            -------  -------
Net cash provided by (used in)
  investing activities                         570    (1,875)
                                            -------  -------
Cash flows from financing activities:
Increase in commercial paper,
  primarily 90 days or less                     42       443
Proceeds from issuance of long-term debt        90     3,195
Payments for redemption of long-term debt   (1,613)   (2,316)
Issue costs paid to issue debt                   -       (21)
                                            -------  -------
Net cash (used in) provided by
  financing activities                      (1,481)    1,301
                                            -------  -------
Net decrease in cash and
  cash equivalents                            (947)     (437)
Cash and cash equivalents at beginning
  of period                                  1,286     1,563
                                            -------  -------
Cash and cash equivalents at end of period $   339   $ 1,126
                                            =======  =======
See notes to condensed financial statements.


                   SEARS ROEBUCK ACCEPTANCE CORP.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (unaudited)


1.  Significant Accounting Policies

The unaudited interim financial statements of Sears Roebuck Acceptance Corp. (the "Company" or "SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

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

2. Back-up Liquidity

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $138 million to a high of $822 million in the third quarter of 2004. SRAC has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. No borrowings were outstanding under this committed credit facility at the end of the third quarter of 2004. This facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires Sears' domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio.
 SRAC and Sears were in compliance with these covenants at October 2, 2004. This credit facility does not contain provisions that would restrict borrowings based on material adverse changes or credit ratings.

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

An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By invitation of the court, on October 1, 2004, defendants moved to dismiss the Section 10(b), Rule 10b-5 and Section 20(a) claims not dismissed in the court's ruling. On October 5, 2004, the court granted the plaintiff leave to file a second amended complaint.

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


4. Medium-term Notes and Discrete Underwritten Debt

Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

  (dollars in millions; term in years)


    ISSUANCE
                                2004                     2003
                        ---------------------   ---------------------
                                         Avg.                    Avg.
                                 Avg.    Orig.            Avg.   Orig.
                        Volume  Coupon   Term    Volume  Coupon  Term
                        ---------------------   ---------------------
      13 Weeks Ended:
    Medium-term notes   $   61   2.91%    5.0   $  135    1.89%   5.0

      39 Weeks Ended:
    Medium-term notes   $   90   2.54%    5.0   $2,945    4.51%   3.1
    Discrete debt       $    -      -%      -   $  250    7.40%  40.0



    GROSS OUTSTANDING

                              10/2/04                  9/27/03
                        ---------------------   ---------------------
                                         Avg.                    Avg.
                                 Avg.  Remain.            Avg.  Remain.
                        Balance Coupon  Term    Balance  Coupon  Term
                        ---------------------   ---------------------
    Medium-term notes   $1,182   5.26%    2.6  $4,251    4.80%   2.8
    Discrete debt       $1,846   6.80%   11.2  $7,350    6.81%  13.3



    MATURITIES

             Medium-term        Discrete
    Year        notes             debt               Total
    --------------------------------------------------------
    2004       $  150          $    -              $   150
    2005          185              112                 297
    2006          265              190                 455
    2007           67              269                 336
    2008          317               -                  317
    Thereafter    198            1,275               1,473
    --------------------------------------------------------
    Total      $1,182           $1,846             $ 3,028
    ========================================================
    Maturity schedule assumes debt that is callable within one year of this Quarterly report will be retired.
    --------------------------------------------------------




   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholder of Sears Roebuck Acceptance Corp.:


We have reviewed the accompanying condensed statements of financial position of Sears Roebuck Acceptance Corp.
(a wholly-owned subsidiary of Sears, Roebuck and Co.) as of October 2, 2004 and September 27, 2003, and the related condensed statements of income and comprehensive income for the 13 week and 39 week periods then ended and condensed cash flows for the 39 week period then ended. These condensed interim financial statements are the responsibility of the Sears Roebuck Acceptance Corp.'s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight
Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Sears Roebuck Acceptance Corp. as of January 3, 2004, and the related statements of income and comprehensive income, shareholder's equity and cash flows for the year then ended (not presented herein);
and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements.
In our opinion, the information set forth in the accompanying condensed statement of financial position as of January 3, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.















/s/Deloitte & Touche LLP
------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 8, 2004





SEARS ROEBUCK ACCEPTANCE CORP.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Overview

Sears Roebuck Acceptance Corp.'s ("SRAC") investment in the Notes of Sears, Roebuck and Co.("Sears") decreased in the 13- and 39-week periods ended October 2, 2004 as Sears continued to utilize the cash proceeds from the sale in November 2003 of its Credit and Financial Products business to pay down its debt.
  SRAC retired a portion of its debt with the funds received from Sears as payment on the Notes, resulting in reduced levels of both assets and debt during the quarter. Lower average asset and debt levels coupled with a reduction in average interest rates drove both earnings and interest expense down in the 13- and 39-week periods ended October 2, 2004. SRAC expects the Sears Note and debt levels to decline further as proceeds are passed to SRAC for debt retirement, resulting in reduced earnings and expenses.


Results of Operations

SRAC revenues decreased $195 million and $557 million in the 13-and 39 week periods ended October 2, 2004, respectively, versus the comparable 2003 periods. SRAC's revenues are derived primarily from the earnings on its investment in the notes of Sears and invested cash. The decreases in revenue resulted primarily from $11.3 billion and $10.4 billion decreases in average earning asset levels and 204 and 196 basis point reductions in average rates on these assets in the third quarter and 39-weeks ended October 2, 2004, respectively, versus the 2003 periods.

SRAC's interest and related expenses, including loss on early retirement of debt, decreased 75% to $53 million from $208 million and 72% to $173 million from $618 million for the third quarter and first nine months of 2004, respectively, as compared to the comparable 2003 periods. Interest and related expenses decreased during the third quarter and first nine months of 2004 primarily as a result of significantly lower debt levels. SRAC's average total debt levels decreased 75% to $3.8 billion and 72% to $4.2 billion in the third quarter and first nine months of 2004, respectively, compared with $15.3 billion and $14.8 billion for the same periods in 2003. Debt levels in 2004 declined from the comparable 2003 periods as a result of the November 2003 cash tender offer in which SRAC retired $6.2 billion of its outstanding term debt, coupled with a term debt retirement of approximately $23 million and $1.6 billion during the 13- and 39- week periods ended October 2, 2004. SRAC expects to retire an additional
$150 million of term debt by year-end 2004. SRAC's cost of funds on all debt averaged 5.22% in the 13-week period and 4.89% in the 39-week period ended October 2, 2004 compared to 5.08% and 4.98% for the same periods in 2003.

The ratings on SRAC's debt appear in the table below:

                                   Moody's                   Standard &
                                 Investors      Fitch     Poor's Ratings
                                  Service      Ratings       Services
    --------------------------------------------------------------------
    Unsecured term debt             Baa1         BBB-            BBB
    Unsecured commercial paper      P-2          F3              A-2

On October 25, 2004, Fitch Ratings lowered SRAC's long-term debt from BBB and its short-term debt rating from F2, with a negative rating outlook.
 On October 21, 2004, Standard & Poor's Ratings Services
("Standards & Poor's") placed both SRAC's short- and long-term debt ratings on CreditWatch with negative implications, and Moody's Investors Services ("Moodys") placed SRAC's unsecured long-term debt rating on review for possible downgrade and affirmed its short-term rating at P-2. SRAC expects the Standard & Poor's and Moody's ratings reviews to be completed following the fourth quarter.

A downgrade of SRAC's short-term rating by Standard & Poor's would reduce its flexibility to issue commercial paper, affecting the cost, placement term and, potentially, the amount of short-term debt available. However, SRAC has cash, investments and funding capability through recourse to its investment in Sears Notes to refund all commercial paper outstanding as well as to meet near term working capital needs. Although Moody's affirmed SRAC's short-term debt rating, a downgrade of that rating by Moody's would have a similar effect on SRAC's short-term borrowing flexibility.

SRAC does not expect that a one notch downgrade of its long-term debt by either Standard & Poor's or Moody's would substantially affect its ability to access the term debt capital markets. However, depending upon market conditions, the amount, timing, and pricing of new borrowings could be adversely affected. If two or more of SRAC's domestic long-term debt ratings are downgraded to below BBB-/Baa3, SRAC's flexibility to access the term debt capital markets would be reduced. In the event of a downgrade of SRAC's long-term debt, the cost of borrowing and fees payable under SRAC's credit facility could increase.

None of SRAC's borrowing arrangements have provisions that would require repayment of principal prior to maturity due to a ratings downgrade.

SRAC's net income of $9 million and $30 million for the 13-week and 39-week periods ended October 2, 2004, respectively, decreased from the comparable 2003 period amounts of $35 million and $103 million.

SRAC's ratio of earnings to fixed charges for both the 13-week and 39-week periods ended October 2, 2004, was
1.26, compared to 1.26 for both the comparable 2003 periods.


ITEM 4. CONTROLS AND PROCEDURES.

The Company's management, including Keith E. Trost, President (principal executive officer), and George F. Slook, Vice President, Finance (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended,(the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange
Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

























                     PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain of its officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002.

An amended complaint has been filed, naming as additional defendants certain former officers, SRAC and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings.
  The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive.
The defendants filed motions to dismiss the action.  On
 September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings.

The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By invitation of the court, on October 1, 2004, defendants moved to dismiss the Section 10(b), Rule 10b-5 and Section 20(a) claims not dismissed in the court's ruling. On October 5, 2004, the court granted the plaintiff leave to file a second amended complaint.

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



Item 5.   Other Information

(a) Reports on Form 8-K:

There were no reports of Form 8-K filed by SRAC during the quarter for which this report is filed.


Item 6.   Exhibits

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










November 8, 2004


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

12      Calculation of ratio of earnings to fixed charges.**

15 Acknowledgement of awareness from Deloitte & Touche LLP, dated November 8, 2004, concerning unaudited financial information.**

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



















 *  SEC File No. 1-4040.
 ** Filed herewith

