Form 10-K
period 2005-01-01
SEARS ROEBUCK ACCEPTANCE CORP
filed 2005-02-24
CIK 88255

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549
              ---------------
                 FORM 10-K

  _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 1, 2005
            OR
  ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

As of January 29, 2005, the Registrant had 350,000 shares of capital stock outstanding, all of which were held by Sears, Roebuck and Co.

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

SRAC's income is derived primarily from the earnings on its investment in the Notes of Sears. Under a letter agreement between SRAC and Sears, the interest rate on Sears notes is calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25. The yield on the investment in the Notes of Sears is related to SRAC's borrowing costs and, as a result, SRAC's earnings fluctuate in response to movements in interest rates and changes in Sears borrowing requirements.

As of January 1, 2005, SRAC's commercial paper ratings were P-2 from Moody's Investors Service,("Moody's"), A-2 from Standard & Poor's Ratings
Services ("S&P"),and F-3 from Fitch Ratings ("Fitch") and its long-term debt ratings were Baa2 from Moody's, BBB from S&P, and BBB- from Fitch. The respective rating agencies currently have SRAC's commercial paper and long-term debt ratings under consideration for a downgrade.

SRAC provides liquidity support for its outstanding commercial paper through its investment portfolio and committed credit facilities. As of January 1, 2005, SRAC commercial paper was supported by a $2.1 billion investment portfolio, which consists of cash and cash equivalents and a $2.0 billion unsecured, three-year revolving credit facility expiring May 2007.

SRAC and Sears have entered into agreements for the benefit of certain debt holders and lenders of SRAC under which Sears, for so long as required by the applicable documents, will continue to own all of the outstanding voting stock of SRAC and will pay SRAC such amounts that, when added to other available earnings, will be sufficient for SRAC to maintain an earnings to fixed charges ratio of not less than 1.10 (1.15 in the case of the agreement for the benefit of the credit facility lenders). In addition, Sears has guaranteed:
(1) SRAC's debt securities issued or to be issued under the indenture dated as of May 15, 1995 between SRAC and JP Morgan
Chase Bank, as trustee and the indenture dated as of October 1, 2002 between SRAC and BNY Midwest Trust Company, as trustee;
(2)SRAC's commercial paper notes issued or to be issued under its commercial paper program; and (3)SRAC's $2.0 billion three-year credit facility dated as of May 17, 2004.

As of February 23, 2005 SRAC had nine employees.

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

An amended complaint has been filed, naming as additional defendants certain former Sears officers, SRAC and certain of its officers and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated
Sections 10(b) and 20(a) of the Securities Exchange Act and
Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On
September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings.
The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004.
Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

The consequences of this matter are not presently determinable but, in the opinion of SRAC's management after consulting with legal counsel and taking into account applicable third party Insurance coverage, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of SRAC.
No amounts have been accrued for this matter in the financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.


                           PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

None.


Item 6. Selected Financial Data.

Not applicable.













Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SRAC's investment in the Notes of Sears decreased in 2004 as Sears' need for funding declined following the 2003 sale of its Credit and Financial Products business. SRAC retired a portion of its debt with the funds received from Sears as payment on the Notes, resulting in reduced levels of both assets and debt during the year. Lower average asset and debt levels coupled with a reduction in average interest rates reduced both earnings and interest expense in 2004. SRAC expects earning asset and debt levels to decline in the future as Sears continues to retire its debt.

On November 17, 2004, Sears and Kmart Holding Corporation ("Kmart") announced that they had signed a definitive merger agreement that will combine Sears and Kmart into a major new retail company named Sears Holdings
Corporation ("Holdings"). This announcement led to rating agency action related to SRAC's debt and initiated a process to syndicate a new credit agreement to replace the existing $2 billion facility upon completion of the merger.
The new facility is expected to be a $4.0 billion, five-year senior secured revolving credit facility for SRAC and KMART.

Financial Condition

SRAC's investment in the Notes of Sears decreased to $5.3 billion at year-end 2004 from $7.7 billion at year-end 2003, as Sears continued to utilize the proceeds from the November 2003 sale of its Credit and Financial Products business to pay down its promissory Note with SRAC. SRAC retired a portion of its debt with the funds received from Sears as payment on the Notes. Total debt outstanding decreased in 2004 to $3.7 billion from $5.3 billion in 2003. SRAC plans to repay $297 million of its outstanding term debt in 2005 either at maturity or through early retirement.

SRAC ended 2004 with an equity position of $3.7 billion and a debt-to-equity ratio of 1.0:1 compared to 1.5:1 at the end of 2003.

Results of Operations

SRAC's total revenues of $288 million for 2004 decreased from $1,876 million in 2003 and from $984 million in 2002. The revenue decrease in 2004 resulted from a $9.2 billion reduction in average earning asset levels in 2004 coupled with a 730 basis point reduction in average rates throughout 2004 as compared to 2003. The revenue increase in 2003 resulted primarily from an increase in the interest rate applied to the Notes of Sears to provide adequate fixed charge coverage for the pretax loss of $746 million related to debt retirement activities. Consequently, average rates on earning assets rose to 11.01% in 2003 compared to 5.59% in 2002, resulting in increased revenues.

SRAC's interest and related expenses were $225 million, $746 million and $782 million in 2004, 2003, and 2002, respectively. Reductions in interest and related expenses resulted from significantly lower debt levels. SRAC's average daily outstanding short-term debt of $0.8 billion in 2004 decreased 73% from the $3.0 billion average level in 2003.
Average daily outstanding term debt decreased $7.3 billion to $3.3 billion in 2004 compared to $10.6 billion in 2003. Average debt levels were reduced from 2003 resulting from the retirement of $6.2 billion of term debt in the November 2003 tender offer and $1.8 billion of term debt called or matured in 2004. SRAC recognized a pretax loss of $2 million in 2004 related to retirement of debt activities compared to $746 million in 2003. SRAC's average cost of short-term funds declined to 1.46% in 2004 from 1.52% in 2003. SRAC's average cost of term debt decreased 18 basis points to 6.06% in 2004 from 6.24% in 2003.

During 2003, SRAC's total debt portfolio experienced a $600 million decrease from 2002 average debt and a 21 basis point decrease in average cost. This resulted in decreases in interest and related expenses throughout 2003.

The ratings on SRAC's debt as of January 1, 2005 appear in the table below:

                                 Moody's     Standard &
                               Investors  Poor's Ratings   Fitch
                                Service       Services    Ratings
    -------------------------------------------------------------
    Unsecured term debt           Baa2          BBB         BBB-
    Unsecured commercial paper    P-2           A-2          F3


On November 17, 2004, Moody's lowered SRAC's long-term debt rating from Baa1 to Baa2, keeping this rating on review for possible downgrade,and placed SRAC's short-term rating on review for possible downgrade. Fitch placed SRAC's debt ratings on Ratings Watch negative. These actions are primarily a result of the announcement of Sears' proposed merger with Kmart. Standard & Poor's Rating Services("Standard & Poor's") also announced on this date that SRAC's short-term and long-term debt ratings will remain on CreditWatch with negative implications where they were initially placed
October 21, 2004.

A downgrade of SRAC's short-term rating by either Standard & Poor's or Moody's would reduce its flexibility to issue ommercial paper, affecting the cost, placement term and, potentially, the amount of short-term debt available. However, SRAC believes that it has cash, short-term investments, and funding capability through its backup facility and recourse on its investment in Notes of Sears to refund all commercial paper outstanding as well as to meet near-term working capital needs.

SRAC does not expect that a one notch downgrade of its long-term debt by either Standard & Poor's or Moody's would substantially affect its ability to access the term debt capital markets. However, depending upon market conditions, the amount, timing, and pricing of new borrowings could be adversely affected. If two or more of SRAC's domestic long-term debt ratings are downgraded to below BBB-/Baa3, SRAC's flexibility to access the term debt capital markets would be reduced. In the event of a downgrade of long-term debt, the cost of borrowing and fees payable under SRAC's current credit facility could increase.

None of SRAC's borrowing arrangements have provisions that would require repayment of principal prior to maturity due to a ratings downgrade.

Sears has been advised that, upon completion of the pending merger with Kmart, Holdings'unsecured long-term debt will e rated Ba1, BB+, and BB by Moody's, Standard & Poor's, and Fitch, respectively. These ratings are below these rating agencies' investment grade ratings. In addition, SRAC has been advised that its long-term debt securities will be rated BB+ and BB by Standard & Poor's and Fitch, respectively, and continues to be reviewed for possible downgrade by Moody's. Such rating actions will reduce SRAC's flexibility to access the term debt capital markets and increase the cost of such borrowings. In addition, SRAC expects its commercial paper ratings will no longer be investment grade, and as such, SRAC would not expect to be able to access the commercial paper market following the merger.

SRAC syndicated an unsecured, three-year revolving credit facility in the amount of $2.0 billion in 2004. This facility provides support for SRAC's direct-issue commercial paper program and is available for other general purposes. Sears has guaranteed all obligations under this facility.
No borrowings were outstanding under this committed credit facility in 2004. The facility and other debt agreements require SRAC to maintain specified fixed charge coverage ratios and the credit facility requires Sears domestic segment to maintain a minimum level of tangible net worth and a minimum interest coverage ratio. SRAC and Sears were in compliance with these covenants at January 1, 2005. This credit facility does not contain provisions that would restrict borrowings based on material adverse changes or credit ratings.

In connection with Sears' pending merger with Kmart, SRAC and Kmart are in the process of obtaining a $4.0 billion, five-year senior secured revolving credit facility. This new facility would be guaranteed by Holdings, Sears, Kmart and certain of their respective subsidiaries, and would be secured by the inventory and credit card receivables of Sears and Kmart Corporation and certain of their respective subsidiaries. The facility is expected to be effective upon the closure of the merger and is not expected to contain provisions that would restrict borrowings based on material adverse changes or credit ratings. This credit facility would replace
SRAC's existing $2.0 billion credit facility.

SRAC's net income was $39 million in 2004, $248 million in 2003 and $130 million in 2002.

The financial information appearing in this annual report on Form 10-K is presented in historical dollars, which do not reflect the decline in purchasing power that results from inflation.
 As is the case for most financial companies, substantially all of SRAC's assets and liabilities are monetary in nature. Interest rates on SRAC's investment in the Notes of Sears are set to provide fixed charge coverage of at least 1.25 times, thereby mitigating the effects of inflation-based interest rate increases to SRAC.





CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


Certain statements made in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about expected events that will transpire as a result of Sears' pending merger transaction with Kmart. Such statements are based upon the current beliefs and expectations of SRAC's, Sears', and Kmart's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements.

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:
the timing of receipt of regulatory approvals in connection with the merger transaction; the failure of Kmart and Sears stockholders to approve the transaction; anticipated cash flow; changes in interest rates; the outcome of pending legal proceedings and bankruptcy claims; social and political conditions such as war, political unrest and terrorism or natural disasters; volatility in financial markets;
the terms and availability of debt financing; changes in debt ratings, credit spreads and cost of funds; the possibility of interruptions in systematically accessing the public debt markets; and general economic conditions and normal business uncertainty. These forward-looking statements speak only as of the time first made, and no undertaking has been made to update or revise them as more information becomes available.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposure faced by SRAC is interest rate risk which arises from SRAC's debt obligations. SRAC's policy is to manage interest rate risk through the use of fixed and variable rate funding. All debt securities are considered non-trading.
At year-end 2004 and 2003, 36% and 41%, respectively, of the funding portfolio was variable rate. Based on SRAC's variable rate funding portfolio at year-end 2004 and 2003, which totaled $1.1 billion and $2.2 billion, respectively, an immediate 100 basis point change in interest rates would have affected pre-tax funding costs by approximately $11 million and $22 million, respectively. These estimates do not take into account the effect on revenue resulting from invested cash or the returns on assets being funded. These estimates also assume that the variable rate funding portfolio remains constant for an annual period and that the interest rate change occurs at the beginning of the period.



















Item 8.    Financial Statements and Supplementary Data.


SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(millions, except ratio of earnings to fixed charges)



                                       2004         2003        2002
                                     ------       ------      ------
Revenues
--------
Earnings on notes of Sears           $  275       $1,848      $  971
Earnings on cash equivalents             13           28          13
                                      -----        -----       -----
Total revenues                          288        1,876         984


Expenses
--------
Interest expense and amortization of
  debt discount/premium                 225          746         782
Loss on early retirement of debt          2          746           -
Operating expenses                        1            2           2
                                      -----        -----       -----
Total expenses                          228        1,494         784
                                      -----        -----       -----

Income before income taxes               60          382         200
Income taxes                             21          134          70
                                      -----        -----       -----
Net income                           $   39       $  248      $  130
                                      -----        -----       -----

Total other comprehensive income(loss)
-------------------------------------
Reclassification adjustment included
in loss on early retirement of debt,
  net of tax                             -            3         (3)
                                     -----        -----       -----
Total comprehensive income          $   39       $  251      $  127
                                     =====        =====       =====


Ratio of earnings to fixed charges    1.26         1.26        1.26


See notes to financial statements.











SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF FINANCIAL POSITION


(millions, except share data)                 2004        2003
                                           -------     -------
Assets
------
Cash and cash equivalents                  $ 2,112     $ 1,286
Notes of Sears                               5,313       7,743
Other assets                                    20          28
                                         ---------   ---------
  Total assets                             $ 7,445     $ 9,057
                                         =========   =========
Liabilities
-----------
Commercial paper (net of unamortized
  discount of $1 and $1)                   $   721     $   774
Medium-term notes (net of unamortized
  discount of $1 and $3)                     1,182       2,701
Discrete underwritten debt (net of
  unamortized discount of $7 and $8)         1,839       1,838
Accrued interest and other liabilities          48         128
                                         ---------   ---------
   Total liabilities                         3,790       5,441
                                         ---------   ---------

Commitments and contingent liabilities

Shareholder's Equity
--------------------
Common share, par value $100 per share
  500,000 shares authorized
  350,000 shares issued and outstanding         35         35
Capital in excess of par value               1,150      1,150
      	Accumulated other
  comprehensive loss                             -          -
Retained earnings                            2,470      2,431
                                         ---------   --------
  Total shareholder's equity                 3,655      3,616
                                         ---------   --------
  Total liabilities and
    shareholder's equity                    $7,445    $ 9,057
                                         =========   ========


See notes to financial statements.













SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF SHAREHOLDER'S EQUITY



(millions)                                     2004        2003        2002
                                              ------      ------      ------
Common share                                  $   35      $   35      $   35
                                              ------      ------      ------
Capital in excess of par value                $1,150      $1,150      $1,150
                                              ------      ------      ------

Accumulated other comprehensive loss,
net of tax:
Beginning of year                             $    -     $   (3)     $    -
Cash flow hedge loss                               -           -          (3)
Reclassification adjustment included
in loss on early retirement of debt,
net of tax                                         -           3           -
                                              ------      ------      ------
End of year                                   $    -     $     -     $    (3)
                                              ------      ------      ------
Retained earnings:
Beginning of year                             $2,431      $2,183      $2,053
Net income                                        39         248         130
                                              ------      ------      ------
End of year                                   $2,470      $2,431      $2,183
                                              ------      ------      ------
Total shareholder's equity                    $3,655      $3,616      $3,365
                                              ======      ======      ======


See notes to financial statements.



























SEARS ROEBUCK ACCEPTANCE CORP.
STATEMENTS OF CASH FLOWS


(millions)                                        2004     2003      2002
                                               -------- --------  --------
Cash Flows From Operating Activities
------------------------------------
Net income                                      $   39   $  248    $  130
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, amortization and
    other noncash items                              8       23        14
 Loss on early retirement of debt                    2      746         -
 Decrease in other assets                            -       59         2
(Decrease) in other liabilities                    (74)     (38)      (32)
                                              -------- --------  --------
Net cash(used in) provided by
  operating activities                             (25)   1,038       114

Cash Flows From Investing Activities
------------------------------------
Decrease in notes of Sears                       2,430    7,609       662
                                              -------- --------  --------
Net cash provided by
  investing activities                           2,430    7,609       662

Cash Flows From Financing Activities
------------------------------------
Decrease in commercial paper,
  primarily 90 days or less                        (53)  (2,095)     (356)
Proceeds from issuance of long-term debt           242    3,845     2,129
Payments for redemption of long-term debt       (1,768) (10,653)   (1,558)
Issue cost paid to issue debt                        -      (21)      (27)
                                              -------- --------  --------
Net cash (used in) provided by
  financing activities                          (1,579)  (8,924)      188
                                              -------- --------  --------
Net increase (decrease)
  in cash and cash equivalents                     826     (277)      964
Cash and cash equivalents, beginning of year     1,286    1,563       599
                                              -------- --------  --------
Cash and cash equivalents, end of year          $2,112  $ 1,286   $ 1,563
                                              ======== ========  ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the year
  Interest paid                                   $229     $823      $791
  Early retirement of debt                           6      635         -
  Income taxes                                      81       75        87

See notes to financial statements








NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sears Roebuck Acceptance Corp. ("SRAC"), a wholly-owned subsidiary of Sears, Roebuck and Co. ("Sears"), is principally engaged in the business of acquiring short-term notes of Sears using proceeds from its unsecured short-term borrowing programs and the issuance of long-term debt.

Under a letter agreement between SRAC and Sears, the interest rate on the Sears notes is presently calculated so that SRAC maintains an earnings to fixed charges ratio of at least 1.25. Sears also has executed guarantees to support all public indebtedness of SRAC. These guarantees cover outstanding commercial paper, term debt and obligations under the credit facility.

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

SRAC's fiscal year ends on the Saturday nearest December 31.
Fiscal year-ends were January 1, 2005(52 weeks),
January 3, 2004(53 weeks), and December 28, 2002(52 weeks).

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

In April 2003, the FASB issued SFAS 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging
Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on SRAC's financial position or results of operations in 2004.


2. FEDERAL INCOME TAXES

Federal income taxes provided for by SRAC amounted to $21 million, $134 million and $70 million for the fiscal years 2004, 2003 and 2002, respectively. These amounts represent current income tax provisions calculated at an effective income tax rate of 35%. Deferred taxes are not material.

  3. COMMERCIAL PAPER

SRAC obtains funds through the direct placement of commercial paper issued in maturities of One to 270 days.
Selected details of SRAC's borrowings are shown below.
Weighted-average interest rates are based on the actual number of days in the year, and borrowings are net of unamortized discount.

(millions)                                     2004        2003
                                           --------    --------
Commercial paper outstanding                 $  722      $  775
 Less: Unamortized discount                       1           1
                                           --------    --------
Commercial paper outstanding (net)           $  721      $  774
                                           --------    --------





Average and Maximum Balances (net)        2004                2003
                                  ------------------- -------------------
                                             Maximum             Maximum
(millions)                        Average (month-end) Average (month-end)
                                  ------------------- -------------------
Commercial paper                   $  776     $  868   $3,007     $3,498
                                  ------------------- -------------------


Weighted Average Interest Rates           2004                 2003
                                  ------------------- -------------------
                                  Average    Year-end Average    Year-end
                                  ------------------- -------------------
Commercial paper                    1.46%       2.50%   1.52%       1.18%
                                  ------------------- -------------------


4. MEDIUM-TERM NOTES AND DISCRETE UNDERWRITTEN DEBT


Medium-term notes and discrete underwritten debt are issued with either a floating rate indexed to LIBOR or a fixed rate.

(dollars in millions; term in years)

ISSUANCES                  2004                         2003
                  ------------------------    --------------------------
                                     Avg.                           Avg.
                              Avg.   Orig.                  Avg.    Orig.
                  Principal  Coupon  Term     Principal    Coupon   Term
                  ------------------------    ---------------------------
  Fourth Quarter:
Medium-term notes    $  151   3.51%   5.0        $  650     1.66%    5.0

  Year:
Medium-term notes    $  242   3.15%   5.0        $3,595     4.00%    3.4
Discrete debt        $    -      -      -        $  250     7.40%   40.0



GROSS OUTSTANDING          2004                         2003
                  ---------------------       ------------------------
                                   Avg.                          Avg.
                  1/1/05    Avg.  Remain.       1/3/04    Avg.  Remain.
                  Balance  Coupon  Term       Balance   Coupon   Term
                  ---------------------       ------------------------
Medium-term notes  $1,183   5.22%   3.0        $2,704     3.37%    1.5
Discrete debt      $1,846   6.80%  10.9        $1,846     6.80%   11.9



MATURITIES

             Medium-term     Discrete
Year           notes           debt            Total
----------------------------------------------------
2005         $  185         $  112           $  297
2006            265            190              455
2007             67            269              336
2008            317             -               317
2009            263            262              525
Thereafter       86          1,013            1,099
----------------------------------------------------
Total        $1,183         $1,846           $3,029
====================================================
Maturities include debt that management intends to
call for early redemption within one year
----------------------------------------------------

During 2004, SRAC issued $242 million of variable rate medium term notes.

In 2004, SRAC repaid $1.8 billion of medium term notes either at maturity or through early retirement. As a result of the early retirement of debt, a pretax loss of $2 million was recorded in 2004. This loss consisted of the write-off of unamortized issuance fees and related costs associated with the retirement of debt.

In 2003, SRAC repaid approximately $10.0 billion of term debt securities which consisted of $2.5 billion debt at maturity and $7.5 billion through early retirement. Early retirement of debt consisted of the call of $500 million of discrete underwritten debt, the repurchase of $825 million of outstanding medium notes from Sears related affiliates, and the completion of a cash tender offer in November 2003 that resulted in the retirement of $6.2 billion. As a result of the early retirement of debt, a pretax loss of $746 million was recorded in 2003. This loss consisted of premiums paid on early retirement of debt, the write-off of unamortized discount and issuance fees and related costs associated with the retirement of debt.

 5. BACK-UP LIQUIDITY

SRAC continued to provide support for 100% of its outstanding commercial paper through its investment portfolio and committed credit facilities. SRAC's investment portfolio, which consists of cash and cash equivalents, fluctuated from a low of $119 million to a high of $2.2 billion in 2004. SRAC has an unsecured, three-year revolving credit facility in the amount of $2.0 billion. This facility does not contain provisions that would restrict borrowings based on a material adverse change in SRAC's business or a change in its credit ratings. No borrowings were outstanding under this committed credit facility at January 1, 2005. Sears has guaranteed the repayment of any borrowings under this facility. This facility and related debt agreements require SRAC to maintain specified fixed charge coverage ratios, and the credit facility requires Sears to maintain a minimum level of tangible net worth and minimum interest coverage ratio for the Sears' domestic segment. SRAC and Sears were in compliance with these covenants at January 1, 2005.

Sears has issued guarantees in support of SRAC's outstanding public debt in order to maintain SRAC's exemption from being deemed an "investment company" under the Investment Company Act of 1940, as amended. These guarantees are continuous, have no recourse provisions and require Sears to repay all of SRAC's outstanding debt, including interest and principal, and any obligations under the credit facility, in the event SRAC defaults on its payment obligations.

SRAC pays commitment fees on the unused portions of its credit facilities. The annualized fees at January 1, 2005 on these credit lines were $3.0 million.


6. LEGAL PROCEEDINGS

On June 17, 2003, an action was filed in the Northern District of Illinois against Sears and certain of its officers, purportedly on behalf of a class of all persons who, between June 21, 2002 and October 17, 2002, purchased the 7% notes that SRAC issued on June 21, 2002.

An amended complaint has been filed, naming as additional defendants certain former Sears officers, SRAC and certain of its officers and several investment banking firms who acted as underwriters for SRAC's March 18, May 21 and June 21, 2002 notes offerings. The amended complaint alleges that the defendants made misrepresentations or omissions concerning its credit business during the class period and in the registration statements and prospectuses relating to the offerings. The amended complaint alleges that these misrepresentations and omissions violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 11, 12 and 15 of the Securities Act of 1933 and purports to be brought on behalf of a class of all persons who purchased any security of SRAC between October 24, 2001 and October 17, 2002, inclusive. The defendants filed motions to dismiss the action. On September 24, 2004, the court granted these motions in part, and denied them in part. The court dismissed the claims related to the March 18 and May 21, 2002 note offerings because the plaintiff did not purchase notes in those offerings. The court dismissed the Section 10(b) and Rule 10b-5 claims against several of the individual defendants because the plaintiff failed to adequately plead such claims. The court sustained the remaining claims. By leave of court, the plaintiffs filed a second amended complaint on November 15, 2004.
 Defendants (other than one of the underwriter defendants) filed motions to partially dismiss the second amended complaint on January 10, 2005. The defendant that did not move to partially dismiss filed an answer to the second amended complaint on January 28, 2005, denying all liability.

The consequences of this matter are not presently determinable but, in the opinion of SRAC's management after consulting with legal counsel and taking into account applicable third party insurance coverage, the ultimate liability is not expected to have a material adverse effect on annual results of operations, financial position, liquidity or capital resources of SRAC.
No amounts have been accrued for this matter in the financial statements.

7. LETTERS OF CREDIT AND OTHER COMMITMENTS


At January 1, 2005, standby letters of credit totaling
$1,297 million were outstanding, of which $1,292 million were issued to beneficiaries on behalf of Sears and subsidiaries.

SRAC issues import letters of credit to facilitate Sears purchase of goods from foreign suppliers. At January 1, 2005, letters of credit totaling $140 million were outstanding. SRAC has no liabilities with respect to this program other than the obligation to pay drafts under the letters of credit that, if not reimbursed by Sears on the day of the disbursement, are converted into demand borrowings by Sears from SRAC. To date, all SRAC disbursements have been reimbursed on a same-day basis.

SRAC is the guarantor of an office lease entered into by GlobalNetXchange, LLC(GNX) as of October 6, 2000 and expiring on January 31, 2006. At January 1, 2005, SRAC's obligation for the remaining lease payments totaled $1.5 million. SRAC's exposure is mitigated by an indemnification agreement dated as of February 12, 2001 by which certain members of GNX have severally agreed to indemnify SRAC in connection with its liability under the lease guaranty. Furthermore, GNX has provided for a letter of credit with SRAC as beneficiary to cover the exposure of a member who is not a party to the indemnification agreement.


To facilitate an understanding of SRAC's commitments the following data is provided:




                                   Amount of Commitment Expiration Per Period
                                   ------------------------------------------
                            Total
                           Amounts   Less than                        After 5
(millions)                 Committed   1 Year   1-3 Years   4-5 Years  Years
                           ---------  --------  ---------   ---------  ------
Other Commercial Commitments

Standby Letters of Credit  $  1,297   $ 1,291   $       1    $     -  $     5
Import Letters of Credit        140       140           -          -        -
Guarantees                        2         2           -          -        -
                            -------    ------    --------     ------   ------
Total  Commitments         $  1,439   $ 1,433   $       1    $     -  $     5
                            =======    ======    ========     ======   ======

The accompanying statement of financial position does not reflect any liabilities in connection with the commitments presented above.






















8. FINANCIAL INSTRUMENTS

SRAC's financial instruments (both assets and liabilities), with the exception of medium-term notes and discrete underwritten debt, are short-term or variable in nature and as such their carrying value approximates fair value. Medium-term notes and discrete underwritten debt are valued based on quoted market prices when available or discounted cash flows, using interest rates currently available to SRAC on similar borrowings. The fair values of these financial instruments at year-end 2004 and 2003 are as follows:

---------------------------------------------------------------------------
                                             2004                2003
                                     Carrying     Fair   Carrying     Fair
(millions)                              Value    Value      Value    Value
---------------------------------------------------------------------------
Medium-term notes (net)                $1,182   $1,212     $2,701   $2,790
Discrete underwritten debt(net)         1,839    1,923      1,838    1,913





9. QUARTERLY FINANCIAL DATA (UNAUDITED)



                      First     Second      Third      Fourth      Total
                     Quarter   Quarter     Quarter     Quarter      Year
                   2004 2003   2004 2003  2004 2003   2004 2003  2004 2003
(millions)        ----------  ---------  ----------  ---------- ----------
Operating Results
Total revenues     $ 81 $258  $ 72 $257  $ 67 $262 $ 68 $1,099  $288 $1,876
Interest & related
  expenses           64  206    55  204    53  201   53    135   225    746
Loss on early
  retirement of debt  -    -     1    -     -    7    1    739     2    746
Total expenses       64  206    57  205    53  208   54    875   228  1,494
Income before
  income taxes       17   52    15   52    14   54   14    224    60    382

Net income           11   34    10   34     9   35    9    145    39    248

Ratio of earnings to
 fixed charges     1.26 1.25  1.27 1.25  1.26 1.26 1.26   1.26  1.26   1.26

(billions)
--------
Averages
Earning assets*  $ 8.5 $17.9 $7.7 $18.3  $7.6 $18.8 $7.4 $13.5 $ 7.8  $17.0
Short-term debt    0.8   3.1  0.7   3.2   0.8   3.4  0.8   1.0   0.8    3.0
Long-term debt     4.0  11.3  3.2  11.6   3.0  11.9  3.0   5.0   3.3   10.6
Cost of
short-term debt 1.12% 1.77% 1.11% 1.60% 1.55% 1.35% 2.06% 1.23% 1.46% 1.52%
long-term debt  5.74% 6.57% 6.15% 6.40% 6.22% 6.14% 6.31% 5.19% 6.06% 6.24%

*  Notes of Sears and invested cash.








Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures

The Company's management, including Keith E. Trost, President
(principal executive officer) and George F. Slook, Vice President,
 Finance, Treasurer and Assistant Secretary (principal financial officer), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended,(the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the fiscal year ended
January 1, 2005 that was materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SRAC believes the financial statements, which require the use of certain estimates and judgements, fairly and accurately reflect the financial position and operating results of SRAC in accordance with accounting principles generally accepted in the United States of America.


Item 9B. Other Information

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






Item 14.   Principal Accounting Fees and Services.

Aggregate fees billed to SRAC for the fiscal years ended
January 1, 2005 ("2004") and January 3, 2004 ("2003") by it's
principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") were as follows:

                                          2004          2003
            ------------------------------------------------
            (1)Audit Fees             $ 89,000      $207,692
            (2)Audit-Related Fees          -             -
            (3)Tax Fees                    -             -
            (4)All Other Fees              -             -
            ------------------------------------------------
            Total                     $ 89,000      $207,692
            ================================================
            (1) Includes fees for professional services
                provided in conjunction with the audit of
                the financial statements, review
                of the quarterly financial statements,
                comfort letters and attestation services
                normally provided in connection with statutory and regulatory filings and engagements.
             -------------------------------------------------

Sears' Audit Committee must pre-approve all engagements of the independent auditor by Sears and its subsidiaries, including SRAC, as required by Sears' Audit Committee's charter and the rules of the Securities and Exchange Commission. Prior to the beginning of each fiscal year, Sears' Audit Committee will approve an annual estimate of fees for engagements by Sears and its subsidiaries, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. In addition, the Audit Committee will evaluate known potential engagements of the independent registered public accountants, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings. The Audit Committee has delegated to the Audit Committee Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event a need arises for pre-approval between Committee meetings and in the event the engagement for services was within the annual estimate but not specifically approved. If the Chairman so approves any such engagements, he will report that approval to the full Committee at the next Committee meeting.

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


                                      SEARS ROEBUCK ACCEPTANCE CORP.
                                      (Registrant)
                                      /S/ George F. Slook
                                      ---------------------------
                                      By  George F. Slook*
                                      Vice President, Finance, Treasurer
                                      and Assistant Secretary

February  23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title                             Date

Keith E. Trost*            Director and President        )
                           (Principal Executive          )
                           Officer)                      )
                                                         )
                                                         )
George F. Slook*           Director and                  )
                           Vice President, Finance,      ) February 23, 2005
                           Treasurer, and Assistant      )
                           Secretary(Principal Financial )
                           and Accounting Officer)       )
                                                         )
Michael J. Graham*         Director                      )
                                                         )
                                                         )
Michael Coyne*             Director                      )
                                                         )
                                                         )
Glenn R. Richter*          Director                      )




*/S/ George F. Slook, Individually and as Attorney-in-Fact















               SEARS ROEBUCK ACCEPTANCE CORP.

             INDEX TO FINANCIAL STATEMENTS




                                                                  PAGE


STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                       7


STATEMENTS OF FINANCIAL POSITION                                    8


STATEMENTS OF SHAREHOLDER'S EQUITY                                  9


STATEMENTS OF CASH FLOWS                                           10


NOTES TO FINANCIAL STATEMENTS                                     11-15


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            S-2




























                                           S-1











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of
 Sears Roebuck Acceptance Corp.
Greenville, Delaware

We have audited the accompanying statements of financial position of Sears Roebuck Acceptance Corp. (the "Company") (a wholly-owned subsidiary of Sears, Roebuck and Co.) as of January 1, 2005 and January 3, 2004, and the related statements of income and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended January 1, 2005.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Sears Roebuck Acceptance Corp. as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.


/S/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 23, 2005








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

4(bb) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 5, 2001*].

4(cc) Form of 6.70% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated March 18,2002*].

4(dd) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated May 21,2002*].

4(ee) Form of 7.00% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 27,2002*].

4(ff) Form of 7.40% Note [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 7, 2003*].

4(gg) Form of Fixed-Rate InterNotes [Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 23, 2003*].

4(hh)           Form of Fixed-Rate Medium-Term Notes Series VII
                [Incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated May 14, 2003*].

4(ii) Form of Floating Rate Medium-Term Notes Series VII [Incorporated by reference to Exhibit 4(b) to the Registrant's Current Report on Form 8-K dated May 14, 2003*].
-----------------------
     *SEC File No. 1-4040.

4(jj) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and BNY Midwest Trust Company. [Incorporated by reference to Exhibit 4(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                September 27, 2003*].

4(kk) Supplemental Indenture dated as of November 3, 2003 among the Registrant, Sears Roebuck and Co. and J.P. Morgan Chase Bank (successor to The Chase Manhattan Bank, N.A.)[Incorporated by reference to Exhibit 4(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003*].

4(mm)	        Guarantee executed by Sears, Roebuck and Co. under the
                Indenture, dated as of May 15, 1995, between Registrant and JPMorgan Chase Bank (successor to The Chase Manhattan Bank, N.A.), as supplemented by the First Supplemental Indenture, dated as of November 3, 2003[Incorporated by reference to Exhibit 4(g) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003*].

4(nn)	        Guarantee executed by Sears, Roebuck and Co. under the
                Indenture,dated as of October 1, 2002, between Registrant and BNY Midwest Trust Company, as supplemented by the First Supplemental Indenture, dated as of November 3, 2003 [Incorporated by reference to Exhibit 4(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003*].

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

---------------------
* SEC File No. 1-4040.

10(c) Guarantee dated as of November 3, 2003 by Sears, Roebuck and Co. of the commercial paper master notes of Registrant [Incorporated by reference to Exhibit 10.38 to Sears'Annual Report on Form 10-K for the year ended January 3, 2004
                (SEC File No 1-416)].

10(d)           Three-Year Credit Agreement dated as of May 17, 2004
                among Sears Roebuck Acceptance Corp., the banks, financial institutions and other institutional lenders (the "Lenders") listed on the signature pages thereof, Barclays Bank PLC, as syndication agent, Bank of America, N.A., Bank One, NA and
                Wachovia Bank    National Association, as documentation agents,
                Citigroup Global Markets Inc. and Barclays Capital, the Investment Banking Division of Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., as administrative agent for the Lenders [Incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated May 17, 2004*].

10(e)           Guarantee, dated as of May 17, 2004, by Sears, Roebuck and
                Co. in favor of the benefited Parties [Incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated May 17, 2004*]

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